Form 10-Q
period 2024-09-30
5C Lending Partners Corp.
filed 2024-11-07
CIK 1998387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56665

5C Lending Partners Corp.

(Exact name of registrant as specified in its charter)

Maryland	93-4039151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Madison Avenue, 20th Floor
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 516-3171

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 6, 2024 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2024 was 81,000.

5C Lending Partners Corp.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about 5C Lending Partners Corp. (the “Company”), the Company’s prospective portfolio investments, the Company’s industry, the Company’s beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Registration Statement on Form 10 (the “Registration Statement”) provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
the Company’s future operating results and distributions;
•
changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, inflation, supply chain disruptions and conflicts involving Russia/Ukraine and Israel/Palestine, and other ongoing conflicts, including in the Middle East;
•
the Company’s ability to source investment opportunities;
•
the Company’s inability to control the business operations of the Company’s portfolio companies, and potential inability to dispose of the Company’s interests in the Company’s portfolio companies;
•
the Company’s use of borrowed money to finance a portion of the Company’s investments;
•
provisions of a credit facility or other borrowings that may limit discretion in operating the Company’s business;
•
the impact of high rates of inflation;
•
changes in the general interest rate environment;
•
the valuation of the Company’s investments in portfolio companies, particularly those having no liquid trading market;
•
the Company’s ability to recover unrealized losses;
•
the impact of competition for investment opportunities;
•
the outcome and impact of any litigation or regulatory proceeding;
•
the Company’s dependence on the Company’s and third parties’ communications and information systems;
•
the impact of cybersecurity risks, cyber incidents, corruption of confidential information on the Company or the Company’s portfolio companies;
•
the Company’s ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;
•
the Company’s ability to manage the impact of any changes to current operating policies, investment criteria or strategies;
•
any changes to the anticipated timing or manner of liquidity events;
•
the ability of the Advisor to manage and support the Company’s investment process;
•
actual and potential conflicts of interest with the Advisor;
•
the Company’s access to confidential information which may restrict the Company’s ability to take action with respect to some investments and/or potential investments;
•
restrictions on the Company’s ability to enter into transactions with the Company’s affiliates;
•
the Company’s ability to make investments that could give rise to conflicts of interest;

•
the Advisor’s liability being limited under the Investment Advisory Agreement (as defined below) and the requirement for the Company to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on the Company’s behalf than it would when acting for its own account;
•
actual and potential conflicts associated with investments by employees of 5C Investment Partners LP and its affiliates (together, "5C");
•
the Advisor’s compliance with pay-to-play laws, regulations and policies;
•
the Company’s ability to find or replace the administrator or sub-administrator in the event of a resignation;
•
the Company’s ability to qualify and maintain the Company’s qualification as a BDC and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•
regulations governing the Company’s operations as a BDC and RIC which impact the Company’s ability to raise capital or borrow for investment purposes;
•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), and the rules and regulations issued thereunder on the Company’s business;
•
the Company’s ability to manage risks associated with leverage and investing in upper middle-market companies and common or preferred equity securities;
•
the effect of changes to tax legislation and the Company’s tax position;
•
the tax status of the enterprises in which the Company may invest;
•
the Company’s ability and the ability of the Company’s portfolio companies to manage risks associated with an economic downturn and the time period required for robust economic recovery therefrom;
•
a contraction of available credit and/or an inability to access capital markets or additional sources of liquidity;
•
risks associated with possible disruption in the Company’s or the Company’s portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors that the Company identifies in “Item 1A. Risk Factors” in this Registration Statement, and in the Company’s other filings with the SEC that the Company will make from time to time.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” in the Registration Statement and elsewhere in the Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, the Company assumes no duty and does not undertake any obligation to update the forward-looking statements contained in this Report. Because the Company is an investment company, the forward-looking statements and projections contained in this Registration Statement are excluded from the safe harbor protection provided by Section 21E of the 1934 Act and Section 27A of the 1933 Act.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

5C Lending Partners Corp.

Statement of Assets and Liabilities (Unaudited)

(Amounts in thousands, except share data)

September 30, 2024
Assets
Cash and cash equivalents	$3,448
Deferred offering costs	1,198
Prepaid expenses	14
Total Assets	$4,660

Liabilities
Accrued expenses and other liabilities	$1,077
Due to affiliate	19
Total Liabilities	$1,096

Commitments and contingencies (Note 4)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 shares issued and outstanding; liquidation preference of $3,000 per share (1)	—
Additional paid-in capital in excess of par value of Preferred Stock	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 81,000 shares issued and outstanding (1)	—
Additional paid-in capital in excess of par value of Common Stock	2,025
Distributable earnings (Accumulated losses)	(6)
Total Net Assets	$3,564
Total Liabilities and Net Assets	$4,660
Net Asset Value Per Common Share(2)	$24.92

(1) The par amount at September 30, 2024 is zero due to rounding.

(2) Net asset value per common share may not recalculate due to rounding.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statement of Operations (Unaudited)

(Amounts in thousands, except share data)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
Investment Income:
Interest income	$—	$—
Total Investment Income	—	—
Expenses:
Management fees (1)	$—	$—
Administrative service expenses	1,047	2,001
Organizational expenses	925	2,285
Directors' fees	96	115
Professional fees	94	94
Other general and administrative expenses	84	84
Amortization of deferred offering costs	17	17
Total Expenses	2,263	4,596
Less: Management fees waived(1) (Note 3)	—	—
Less: Expense Support Agreement (Note 3)	(1,269)	(2,647)
Less: Expenses waived by Advisor (Note 3)	(988)	(1,943)
Net Investment Income (Loss)	(6)	(6)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6)	$(6)
Preferred Stock dividends	7	7
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	(13)	(13)
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(2)	(0.46)	(0.46)
Earnings per share of Common Stock (basic and diluted)(2)	(0.99)	(0.99)
Weighted average shares of Common Stock outstanding (basic and diluted)(3)	13,500	13,500

(1) Management fees for the three and nine months ended September 30, 2024, are zero due to rounding.

(2) Net investment income (loss) per share (basic and diluted) and earnings per common share (basic and diluted) may not recalculate due to rounding.

(3) Amounts are calculated based on the weighted average shares outstanding during the period beginning August, 30, 2024 (the date on which the Company's registration became effective) through September 30, 2024.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statement of Changes in Net Assets (Unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
For the Three Months Ended September 30, 2024	Shares	Par Value (1)	Shares	Par Value (1)	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance at July 1, 2024*	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	(6)	(6)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(6)	$(6)
Capital Share Transactions:
Issuance of Common Stock	—	—	81,000	—	2,025	—	2,025
Issuance of Preferred Stock	515	—	—	—	1,545	—	1,545
Net Increase (Decrease) for the Period	515	—	81,000	—	3,570	(6)	3,564
Balance at September 30, 2024	515	$—	81,000	$—	$3,570	$(6)	$3,564

	Preferred Stock		Common Stock
For the Nine Months Ended September 30, 2024	Shares	Par Value (1)	Shares	Par Value (1)	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance at January 1, 2024*	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	(6)	(6)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(6)	$(6)
Capital Share Transactions:
Issuance of Common Stock	—	—	81,000	—	2,025	—	2,025
Issuance of Preferred Stock	515	—	—	—	1,545	—	1,545
Net Increase (Decrease) for the Period	515	—	81,000	—	3,570	(6)	3,564
Balance at September 30, 2024	515	$—	81,000	$—	$3,570	$(6)	$3,564

*The beginning balance is zero due to it being prior to the contribution of seed capital. All expenses incurred up to this date were either advanced by the Advisor on behalf of the Company and made subject to the Expense Support Agreement (Note 3), capitalized as an asset with an offsetting liability, or waived entirely.

(1) The par amounts for the three and nine months ended September 30, 2024 are zero due to rounding.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statement of Cash Flows (Unaudited)

(Amounts in thousands, except share data)

For the Nine Months Ended September 30, 2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(6)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	(14)
Deferred offering costs, net of amortization	(1,040)
Due to affiliate	19
Accrued expenses and other liabilities	919
Net Cash Provided by (used in) Operating Activities	(122)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	2,025
Proceeds from issuance of Preferred Stock	1,545
Net Cash Provided by (used in) Financing Activities	3,570
Net Increase (Decrease) in Cash and Cash Equivalents	3,448
Cash and Cash Equivalents, Beginning of Period	—
Cash and Cash Equivalents, End of Period	$3,448

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Notes to Financial Statements (Unaudited)

(Amounts in thousands, except per share data, percentages and as otherwise noted)

1. Organization and Business

5C Lending Partners Corp. (the "Company") is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, beginning with its tax year ending December 31, 2024, the Company will elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986; as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory and tax requirements.

The Company's investment objective is to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of first lien debt (including stand-alone first lien loans, "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position and first lien secured bonds) and, to a lesser extent, second lien debt, unsecured debt and equity or equity-related investments. The Company generally considers upper middle-market companies to consist of companies with earnings before interest, income tax, depreciation and amortization between $50 million to $500 million annually at the time of investment. The Company may from time to time invest in smaller or larger companies and other instruments if the Advisor believes that the opportunity presents attractive investment characteristics and the potential for attractive risk-adjusted returns.

The Company is managed by 5C Lending Partners Advisor LLC (the “Advisor”). The Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the Company's board of director’s (the “Board of Directors”), the Advisor manages the Company’s day-to-day operations and provides investment advisory and management services to the Company.

The Company has conducted and from time to time may conduct private offerings of the shares of Common Stock (each, a “Private Offering”), in the United States to “accredited investors” within the meaning of Regulation D under the 1933 Act, and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of a Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Common Stock pursuant to a subscription agreement entered into with the Company (each a "Subscription Agreement" and together, the "Subscription Agreements"). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice.

On July 10, 2024, the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. The Company commenced operations on September 26, 2024, the date the Company issued 515 shares of 12.0% Series A cumulative preferred shares with a par value of $0.001 per share (“Preferred Stock”) for an aggregate offering price of $1,545 and separately issued 80,000 shares of Common Stock for proceeds of $2,000 from outstanding Commitments of an affiliate to the Advisor. Prior to the commencement of operations, only organizational and administrative activities were conducted.

The costs incurred by the Company from October 16, 2023 (the Company’s inception) through December 31, 2023 related to the organization of and preparations for the Company’s commencement of operations and future operations. These costs consisted of organizational expenses of $184, offering costs of $158, and administrative expenses of $6. The Advisor has elected to waive administrative expenses of $6 and will not make these expenses subject to reimbursement by the Company. The organizational expenses are subject to conditional reimbursement by the Company under the Expense Support Agreement.

The costs incurred by the Company from January 1, 2024, to September 30, 2024 consisted of organizational expenses of $2,285, offering costs of $1,057, administrative service expenses of $2,001, professional fees of $94, directors' fees of $115, other general and administrative expenses of $84, and amortization of deferred offering costs of $17. Of these expenses, the Advisor has elected to waive administrative service expenses of $1,938, and other general and administrative expenses of $5 and will not make these expenses subject to reimbursement by the Company under the Expense Support Agreement. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods. Organizational expenses of $2,285, administrative service expenses of $59, professional fees of $94, directors' fees of $115, other general and administrative expenses of $79, and amortization of deferred offering costs of $15 are subject to conditional reimbursement by the Company under the Expense Support Agreement. Refer to Note 2 and Note 3, respectively, for additional information on the Company’s organizational expenses, offering costs, and the terms governing the Expense Support Agreement.

As of September 30, 2024, the Company had not yet commenced its loan origination and investment activities.

2. Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the financial statements for the interim periods presented have been included. The Company is considered an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.”

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits held with a financial institution. Cash and cash equivalents are carried at cost which approximates fair value. The Company has not incurred any losses on this account, and the credit risk exposure is mitigated by the financial strength of the banking institution where the amount is held. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of September 30, 2024, the Company had $3,448 in cash and cash equivalents.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the preparation of the Company’s registration statement, private placement memorandum, and other related documents. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Company incurred offering costs of $1,215 from October 16, 2023 through September 30, 2024. For the three and nine months ended September 30, 2024, the Company incurred offering costs of $519 and $1,057, respectively. For the three and nine months ended September 30, 2024, amortization of offering costs totaled $17. The portion of amortized offering costs in which the Advisor has elected to pay on behalf of the Company totaled $15, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement defined and further described in Note 3.

As of September 30, 2024, the Company capitalized $1,198 of offering costs. As of September 30, 2024, $19 of capitalized offering costs were paid by an affiliate of the Advisor on behalf of the Company. As of September 30, 2024, $1,077 of capitalized offering costs remained payable to third parties.

Under the Investment Advisory Agreement and the Administration Agreement (each as defined in Note 3), the Company is responsible for bearing its organizational expenses, offering costs and other costs and expenses of its operations, administration, and transactions. The amortization of organizational expenses and offering costs incurred by the Company and elected to be paid by the Advisor under the Expense Support Agreement do not presently represent a liability of the Company since the obligation to reimburse the Advisor for these expenses is conditional and not considered probable to occur as of September 30, 2024. Refer to Note 3 for additional information.

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized on the Statement of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of September 30, 2024, the Company had prepaid expenses of $14 related to administrative services expenses for the issuance of the Preferred Stock.

Income Taxes

As described in Note 1, the Company intends to elect to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not be subject to corporate level U.S. federal income taxes on any ordinary income or capital gains that is distributed at least annually to its stockholders as dividends. Any tax liability related to income earned and distributed by the Company represents the obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it generates certain sources-of-income and meets asset diversification requirements and distributes to its stockholders, for each taxable year, an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s net ordinary income for each calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax.

The Company follows ASC 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2024, no tax expenses and no interest and penalties were incurred and there are no open tax years that are subject to IRS examination.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its stockholders. Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board of Directors may deem relevant from time to time.

The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash distributions. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then the stockholders who have not ‘opted out’ of the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s Common Stock, rather than receiving the cash distributions.

Stockholders who receive distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as if they received distributions in cash. Since a participating stockholder’s cash distributions will be reinvested, however, such stockholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or other distribution from the Company will generally be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the stockholder’s account.

Recent Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Agreements and Related Party Transactions

Investment Advisory Agreement

On June 18, 2024, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Advisor. Under the terms of the Investment Advisory Agreement, the Advisor provides investment advisory services to the Company. The Advisor’s services under the Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Pursuant to the Investment Advisory Agreement, the Company will pay the Advisor a fee for its investment advisory and management services consisting of two components—a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will be borne by the Company’s stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. The Management Fee will increase to 1.00% in the event the Company’s Common Stock is listed on a national securities exchange (“Exchange Listing”).

The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

For the three and nine months ended September 30, 2024, Management Fees were $99 dollars of which, the entire amount was waived by the Advisor for the periods.

Incentive Fee

The Incentive Fee consists of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash, interest in the form of securities received rather than cash, including original issuance discount (“OID”), payment-in-kind (“PIK”) and zero coupon investments, and any other fees such as commitment, origination, structuring, diligence, consulting, or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee). These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter).

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of the Company’s net assets at the beginning of the immediately preceding calendar quarter, will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.0% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

The Company will pay the Advisor an Investment Income Incentive Fee in each calendar quarter as follows:

-
No Investment Income Incentive Fee is payable to the Advisor in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Amount for such calendar quarter;

-
100% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Amount but is less than 1.6667% (1.8182% in the event of an Exchange Listing) for that calendar quarter is payable to the Advisor. The Company refers to this portion of the Company’s Pre-Incentive Fee Net Investment Income as the “catch-up”; and
-
10.0% (17.5% in the event of an Exchange Listing) of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.6667% (1.8182% in the event of an Exchange Listing) in any calendar quarter is payable to the Advisor.

The “Capital Gains Incentive Fee” will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10.0% (17.5% in the event of an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

On June 18, 2024, the Company entered into an administration agreement (the “Administration Agreement”) with an affiliate of the Advisor, 5C Investment Partners Administrator LLC (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, certain administrative and compliance services to the Company. These services include, but are not limited to, providing office facilities and equipment, maintaining financial and other records, preparing reports to stockholders and reports filed with the Securities and Exchange Commission (the “SEC”), and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. These services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, with consent of the Company’s Board of Directors, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company pays or reimburses the Administrator for certain expenses incurred by any such affiliates or third parties for work done on its behalf.

Unless earlier terminated, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by (i) a majority of the Board of Directors or holders of a majority of the Company’s outstanding Common Stock and (ii) a majority of those Directors who are not “interested persons” (as defined in the 1940 Act) of any party to the Administration Agreement. The Company or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon sixty (60) days’ written notice.

For the three and nine months ended September 30, 2024, the Company has incurred $1,047 and $2,001 of administrative service expenses, respectively, and $84 of other general and administrative expenses payable under the Administration Agreement. For the three and nine months ended September 30, 2024, $988 and $1,943 of these expenses, respectively, have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three and nine months ended September 30, 2024, $138 of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

Sub-Administration Agreement

On July 30, 2024, the Administrator, on behalf of the Company, entered into a sub-administration agreement (the “Sub-Administration Agreement”) with U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”) pursuant to which the Sub-Administrator provides various administrative and accounting services to the Company. The initial term of the Sub-Administration Agreement is three years from the effective date of the Sub-Administration Agreement. The Company or the Sub-Administrator may terminate the Sub-Administration Agreement, without payment of any penalty, upon ninety (90) days’ written notice.

Expense Support Agreement

On June 18, 2024, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor may elect to pay certain of the Company’s expenses, including those expenses incurred prior to the first drawdown date or the date on which the Company has drawn amounts on any subscription facility, on the Company’s behalf (“Expense Payments”), provided that no portion of such Expense Payments will be related to interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Advisor commits to pay must be paid by the Advisor to or on behalf of the Company in any combination of cash or other immediately available funds no later than ninety days after such commitment is made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. As a result, no amounts subject to the Expense Support Agreement will be reimbursed after three years from the date of the respective Expense Payment. Any payments required to be made by the Company under the Expense Support Agreement is referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Advisor; provided that the Advisor may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Advisor has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than ninety (90) days after the end of such calendar quarter.

No Reimbursement Payment for any applicable calendar quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, Management Fees and Incentive Fees owed to the Advisor, and interest expense, by the Company’s net assets.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the Company’s obligation following any such termination, subject to the terms of the Expense Support Agreement.

As of September 30, 2024, the Company may be obligated to make a Reimbursement Payment to the Advisor in accordance with the Expense Support Agreement for $2,831 of expenses including $1,269, and $2,647 incurred in the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, the Company did not make a Reimbursement Payment to the Advisor. The Company may or may not reimburse remaining amounts under the Expense Support Agreement in the future. The Company does not consider the Reimbursement Payment to be probable and estimable as of September 30, 2024 as described in ASC 450 “Contingencies”.

At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to the Advisor.

License Agreement

On June 18, 2024, the Company entered into a License Agreement (the “License Agreement”) with 5C Investment Partners LP, pursuant to which the Company has been granted a non-exclusive license to use the name “5C”. Under the License Agreement, the Company has a right to use the 5C name for so long as the Advisor or one of its affiliates provides investment advisory services to the Company pursuant to the Investment Advisory Agreement.

Due to Advisor

As of September 30, 2024, 5C Investment Partners LP, an affiliate of the Advisor, has paid $19 of offering costs on behalf of the Company, which represents a liability of the Company.

4. Commitments and Contingencies

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2024, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred through September 30, 2024, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the expenses subject to conditional reimbursement to be probable and estimable as described in ASC 450 “Contingencies”. Refer to Note 3 for additional information.

5. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2024, the Company had received Capital Commitments totaling $20,025 from affiliates of the Advisor with $18,000 remaining undrawn.

Common Stock

In connection with its formation, the Company has the authority to issue up to 5,000,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. On July 10, 2024, 5C Investment Partners LP, an affiliate of the Advisor purchased 1,000 shares of Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. These shares of Common Stock were issued and sold in reliance upon Section 4(a)(2) of the 1933 Act, which provides an exemption from the registration requirements of the 1933 Act.

On September 26, 2024, the Company issued 80,000 shares of Common Stock, par value $0.001 per share, to an affiliate of the Advisor, for an aggregate offering price of $2,000. The sale of Common Stock was made pursuant to a Subscription Agreement entered into by the Company and the purchaser thereof. Under the terms of the Subscription Agreements, stockholders are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis.

Preferred Stock

On September 26, 2024, the Company issued and sold 515 shares of the Company’s 12.0% Series A Cumulative Preferred Stock, par value $0.001 (the “Preferred Stock”). Each share of the Preferred Stock was sold at a price of $3,000 per share, net of offering costs and an administration fee, and each individual investor in the Preferred Stock was entitled to purchase only one share of the Preferred Stock. The Company received proceeds of $1,545 net of fees and costs of $122 for net proceeds of $1,423. Each holder of the Preferred Stock is entitled to a liquidation preference of $3,000 per share (the “Liquidation Value”) with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up. The Preferred Stock is senior to all other classes and series of Common Stock, and rank on parity with any other class or series of preferred stock of the Company, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Preferred Stock. Dividends on each share of Preferred Stock accrue on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon- (the "Preferred Dividends"), from and including the date of issuance, or, if any shares of Preferred Stock are issued after the first dividend period, dividends on such shares shall accrue and be cumulative from the day immediately following the most recent dividend payment date, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Preferred Stock is redeemed. Dividends accrue whether or not they have been authorized or declared, whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Dividends are payable semi-annually.

The Preferred Stock is subject to redemption at the Company's option any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as the Redemption Date. If the Company elects to cause the redemption of the Preferred Stock, each share of Preferred Stock will be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) if the redemption date occurs prior to the second (2nd) anniversary of the date of the original issuance of the Preferred Stock, a redemption premium of $300; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Preferred Stock will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.

Distributions and Dividend Reinvestment

During the three and nine months ended September 30, 2024, no distributions had been declared or paid by the Company in regard to both the Common Stock and the Preferred Stock. The Preferred Dividends are calculated from and including September 16, 2024. As of September 30, 2024, $7 of Preferred Dividends were earned but not declared or paid by the Company. The Company will record an obligation for Preferred Dividends once declared. Income available to common shareholders was adjusted for these dividends for purposes of presenting earnings per share.

With respect to distributions on Common Stock, the Company has adopted an “opt out” dividend reinvestment plan for stockholders. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, each Stockholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

6. Financial Highlights

The following are the financial highlights:

For the period from August 30, 2024 Through September 30, 2024 (1)
Per Share Data:
Net asset value per common share, beginning of period	$25.00
Net investment income (loss) (2)	(0.46)
Net increase (decrease) in net assets resulting from operations	(0.46)
Net increase (decrease) in net assets relating to capital share transactions	0.38
Total increase (decrease) in net assets applicable to common shareholders from capital share transactions	0.38
Total increase (decrease) in net assets applicable to common shareholders	(0.08)
Net asset value per common share, end of period	$24.92
Total return (3)	-0.31%

Ratios to Average Net Assets:
Ratio of net investment income (loss) to average net assets applicable to common shares (4)(5)	-5.47%
Ratio of total expenses to average net assets applicable to common shares, gross (4)(5)	662.01%
Ratio of total expenses to average net assets applicable to common shares, net of waivers (4)(5)	5.47%
Portfolio turnover rate (6)	0.00%

Supplemental Data
Net assets, end of period	$3,564
Shares of Common Stock outstanding, end of period	81,000
Weighted average shares of Common Stock outstanding	13,500
Total capital commitments, end of period	20,025
Ratio of total contributed capital to total committed capital, end of period	10.11%
Asset coverage ratio	230.67%

(1) Period beginning on the registration effective date (August 30, 2024).

(2) Per share amounts are calculated based on the weighted average shares outstanding during the period.

(3) Total return is calculated as the change in net asset value per common share during the period, plus distributions per share, if any, divided by the net asset value per common share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(4) The amounts do not take into effect the dividends earned but not declared to preferred shareholders.

(5) Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs.

(6) Not applicable as the Company has not yet commenced its origination and investment activities.

7. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

Subscriptions

The Company has closed on Capital Commitments in its private offering totaling $604,804, of which $23,950 is from affiliates of the Company, as of November 7, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Report.

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated in this Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview and Investment Framework

5C Lending Partners Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, beginning with our tax year ending December 31, 2024, we will elect to be treated, and we intend to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986; as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements. We are managed by 5C Lending Partners Advisor LLC (the “Advisor”). The Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company.

Our investment objective is to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of first lien debt (including stand-alone first lien loans, “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position and first lien secured bonds) and, to a lesser extent, second lien debt, unsecured debt and equity or equity-related investments. The Company generally considers upper middle-market companies to consist of companies with earnings before interest, income tax, depreciation and amortization between $50 million to $500 million annually at the time of investment. The Company may from time to time invest in smaller or larger companies and other instruments if the Advisor believes that the opportunity presents attractive investment characteristics and the potential for attractive risk-adjusted returns. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). The Company’s 80% policy with respect to investments in credit-related instruments is not fundamental and may be changed by the Board of Directors without Stockholder approval. Stockholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy. We invest primarily in private companies based in the United States, which is subject to compliance with BDC requirements to invest at least 70% of our assets in U.S. companies.

Although not expected to be a primary component of the Company’s investment strategy, the Company may also selectively make opportunistic investments in portfolios of loans, receivables or other debt instruments, traded loans, and securities of corporate issuers when market conditions create opportunities with a compelling risk profile, and potential strategic opportunities, including acquisitions of other private and public finance companies, business development companies and asset managers.

Most of the Company’s debt investments are expected to be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services), which is often referred to as “junk.”

The Company will employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, the Company is required to have an asset coverage ratio of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowing and issuing senior securities (including debt and preferred stock). Under the 1940 Act, any preferred stock we issue, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test. Any such leverage, would be expected to increase the total capital available for investment by the Company.

The Company intends to seek to list its shares of Common Stock on a national securities exchange (an "Exchange Listing") as determined by the Advisor in its sole discretion within seven years of the initial closing, subject to an additional one-year extension with the approval of the Board of Directors. Any Exchange Listing is subject to future market conditions and there can be no assurance that any exchange listing will occur. Until any Exchange Listing, the Company’s Common Stock is not registered under the 1933 Act, or any state securities law, and will be restricted as to transfer by law and the terms of the charter of the Company.

The Company commenced operations on September 26, 2024, the date on which the Company issued 515 shares of Preferred Stock. Prior to the commencement of operations, our efforts were limited to the organization of and preparation for the Company’s commencement of operations and future operations. The organizational expenses of $925 and $2,285 incurred by the Company for the three and nine months ended September 30, 2024, respectively, were advanced by our Advisor and are subject to conditional reimbursement by us pursuant to the Expense Support Agreement, which is described in Note 3 to our Financial Statements. Refer to Note 2 and Note 3, respectively, for additional information on the Company’s organizational expenses and the terms governing the Expense Support Agreement.

Key Components and Our Results of Operations

Revenues

We plan to generate revenue primarily from interest income on debt investments, capital gains and dividend income. Our debt investments are expected to bear interest at a fixed or floating rate. In certain cases, some of our investments may provide for deferred or payment-in-kind (“PIK”) interest payments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at maturity date. In addition, the Company may also generate revenue in the form of commitment, amendment, structuring, syndication, due diligence and other fees.

Expenses

Except as specifically provided below, all investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisor. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including the Management Fees and Incentive Fees, to the Advisor, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) compensation of investor relations, legal, operations and other non-investment professionals of the Administrator that perform duties for us; and (iii) costs associated with compliance with Sarbanes-Oxley Act of 2002, as amended; and (c) all other expenses of our operations, administrations and transactions.

With respect to costs incurred in connection with our organization and offering, the Advisor has agreed to advance all such costs on our behalf. Unless the Advisor waives or elects to cover such expenses pursuant to the Expense Support Agreement, we will be obligated to reimburse the Advisor for such advanced expenses. See the Expense Support Agreement section below. Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Advisor and its affiliates.

Expense Support Agreement

We have entered into the Expense Support Agreement with the Advisor. For additional information see Item 1. Financial Statements – Notes to Financial Statements, Note 3 Agreements and Related Party Transactions.

Results of Operations

For the three and nine months ended September 30, 2024, we had not made any investments nor commenced origination activity.

Expenses

Expenses were as follows:

	For the Three Months Ended	For the Nine Months Ended
Expenses	September 30, 2024	September 30, 2024
Management fees	$—	$—
Administrative service expenses	1,047	2,001
Organizational expenses	925	2,285
Directors' fees	96	115
Professional fees	94	94
Other general and administrative expenses	84	84
Amortization of deferred offering costs	17	17
Total Expenses	2,263	4,596
Less: Management fees waived	—	—
Less: Expense Support Agreement	(1,269)	(2,647)
Less: Expense waived by Advisor	(988)	(1,943)
Net Expenses	$6	$6

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. For the three and nine months ended September 30, 2024, the Company incurred $94 in professional fees.

Administration Services Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and nine months ended September 30, 2024, the Company incurred $1,047 and $2,001 of administrative service expenses, respectively.

Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Statement of Assets and Liabilities and amortized over a twelve-month period. For the three and nine months ended September 30, 2024, the Company incurred $519 and $1,057 in offering costs, respectively, of which $17 was amortized to expense for the three and nine months ended September 30, 2024.

Organizational Expenses

Organizational expenses include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. For the three and nine months ended September 30, 2024, the Company incurred $925 and $2,285 in organizational expenses, respectively.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, sub-administrator, subscriptions and other costs. For the three and nine months ended September 30, 2024, the Company incurred $84 in other general and administrative expenses.

Compensation to the Advisor

We pay the Advisor investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is borne by the Company’s stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts. The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $99 dollars.

Incentive Fee

We pay the Advisor an Incentive Fee consisting of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature. See Note 3 to our financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2024, the Company did not incur any Incentive Fees.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from (i) the net proceeds of the Private Offering and other future offerings of equity or debt securities, (ii) cash flows from our operations, and (iii) proceeds from borrowings from banks or other lenders. To the extent we determined that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into one or more credit facilities including revolving credit facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors.

In addition, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or warehouse facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity to purchasers on a non-recourse or limited recourse basis.

Our primary use of cash will be (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet our needs for our daily operations for at least the next twelve months. As of September 30, 2024, we had $3,448 in cash and cash equivalents. During the nine months ended September 30, 2024, cash used for operating activities was $122 while cash provided by financing activities was $3,570 primarily from the proceeds of the issuance of Common Stock and Preferred Stock.

For the nine months ended September 30, 2024, the Company did not hold any debt.

Equity

On July 10, 2024, the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. On September 26, 2024 the Company issued and sold 80,000 shares of Common Stock for an aggregate offering price of $2,000. After the draw-down, the Company had $18,000 in unfunded Capital Commitments.

Additionally, on September 26, 2024, the Company completed a private offering of its 12.0% Series A cumulative preferred stock, par value $0.001 per share (the "Preferred Stock”) to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 515 shares of Preferred Stock for an aggregate purchase price of $1,545. The holders of the Preferred Stock are subject to certain dividend, voting, liquidation and other rights that are more fully described in Note 5 to our Financial Statements.

For the three and nine months ended September 30, 2024, we have issued 515 shares of Preferred Stock and may in the future issue additional series of preferred stock, though it has no intention to do so. For additional information on the Company’s offering of Preferred Stock, refer to Item 1. Financial Statements – Notes to Financial Statements, Note 5 Net Assets.

Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes. During the three and nine months ended September 30, 2024, no distributions had been declared or paid by the Company in regard to both Common Stock and the Preferred Stock.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.

Borrowings

We intend to enter into one or more credit facilities or enter into other financing arrangements to facilitate our investment objectives. It is anticipated that such credit facilities typically will bear interest at floating rate spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may require us to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Contractual Obligations

We entered into the Investment Advisory Agreement with the Advisor to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We entered into the Expense Support Agreement with the Advisor to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreement, reimbursements under the Administration Agreement and reimbursements under the Expense Support Agreement are described in “Item 1. Financial Statement-Notes to Financial Statement-Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. On September 30, 2024, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement;
•
the Resource Sharing Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, the Company has applied for, and expects to be granted, an exemptive order from the SEC to co-invest alongside other funds and accounts managed and controlled by the Advisor and its affiliates, in a manner consistent with the Company's investment objective, policies and restrictions as well as applicable regulatory requirements. See Note 3 to our Financial Statements.

Recent Developments

The Company has closed on Capital Commitments in its private offering totaling $604,804, of which $23,950 is from affiliates of the Company, as of November 7, 2024.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The Company has identified income tax as the Company’s most critical accounting estimates currently. On an ongoing basis, we evaluate the Company’s estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Income Taxes

We elected to be treated, and intend to qualify each year thereafter, as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal or state income taxes on any ordinary income or capital gains that the Company distributes to the stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax benefits, the Company must distribute to the Company’s stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is subject to financial market risks, including changes in interest rates. Because we expect to borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income or net assets.

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Co-Presidents and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on that evaluation, our Co-Presidents and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

For information regarding the principal risks that may materially adversely affect our business, results of operations, financial condition and cash flows, see the risk factors discussed under the heading “Risk Factors” in the Registration Statement, as may be amended and supplemented from time to time. There have been no material changes from the risk factors set forth in our Registration Statement. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three and nine months ended September 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

3.1	Articles of Amendment and Restatement (1)
3.2	Articles Supplementary to the Charter of 5C Lending Partners Corp. (3)
3.3	Amended and Restated Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Form of Preferred Stock Subscription Agreement for Series A Preferred Stock (3)
10.1	Investment Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	Distribution Reinvestment Plan (1)
10.4	Form of Indemnification Agreement (1)
10.5	Custody Agreement, dated as of July 10, 2024, by and between the Registrant, U.S. Bank Trust Company, National Association and U.S. Bank National Association (2)
10.6	License Agreement (1)
10.7	Expense Support and Conditional Reimbursement Agreement (1)
21.1	List of Subsidiaries – None
31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Joint Code of Ethics of the Registrant and Advisor (1)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

(1) Previously filed as an exhibit to the Registrant's registration statement on Form 10 (File No. 000-56665) filed on July 1, 2024, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's amendment No. 1 to the registration statement on Form 10 (File No. 000-56665) filed on August, 13, 2024, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's current report on Form 8-K filed on September 26, 2024 and incorporated by reference herein.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5C LENDING PARTNERS CORP.

Date: November 7, 2024	/s/ Thomas Connolly
	Name:	Thomas Connolly
	Title:	Co-President

Date: November 7, 2024	/s/ Michael Koester
	Name:	Michael Koester
	Title:	Co-President

Date: November 7, 2024	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer, Treasurer and Secretary