Form 10-K
period 2024-12-31
5C Lending Partners Corp.
filed 2025-03-13
CIK 1998387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-56665
5C Lending Partners Corp.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 330 Madison Avenue, 20th Floor New York, New York (Address of principal executive offices)	93-4039151 (I.R.S. Employer Identification No.) 10017 (Zip Code)

Registrant’s telephone number, including area code: (212) 516-3171

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 13, 2025 there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on March 13, 2025 was 1,242,991.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

5C LENDING PARTNERS CORP.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about 5C Lending Partners Corp. (the “Company,” “we” or “our”), the Company’s current and prospective portfolio investments, the Company’s industry, the Company’s beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio investments. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Item 1A. Risk Factors” in the Report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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
•
actual and potential conflicts associated with investments by employees of 5C in the Company and/or other 5C Accounts (as defined below);
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
•
the Company’s ability and the ability of the Company’s portfolio companies to manage risks associated with an economic downturn and the time period required for economic recovery therefrom;
•
a contraction of available credit and/or an inability to access capital markets or additional sources of liquidity;
•
risks associated with possible disruption in the Company’s or the Company’s portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors that the Company identifies in “Item 1A. Risk Factors” in this Report, and in the Company’s other filings with the SEC that the Company will make from time to time.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, the Company assumes no duty and does not undertake any obligation to update the forward-looking statements contained in this Report. Because the Company is an investment company, the forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 21E of the 1934 Act and Section 27A of the 1933 Act.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

CERTAIN DEFINITIONS

Unless indicated otherwise in this Report or the context requires otherwise, the terms:

•
“1933 Act” refers to the Securities Act of 1933, as amended;
•
“1934 Act” refers to the Securities Exchange Act of 1934, as amended;
•
“5C” refers to 5C Investment Partners LP and its subsidiaries and affiliated entities;
•
“Administrator” and the Company’s “administrator” refer to 5C Investment Partners Administrator LLC, the Company’s administrator;
•
“Advisor” and the Company’s “investment adviser” refer to 5C Lending Partners Advisor LLC, the Company’s investment adviser;
•
“Company” refers to 5C Lending Partners Corp., a Maryland corporation; and
•
“Stockholders” refers to holders of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

PART I

Item 1. Business.

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). For U.S. federal income tax purposes, beginning with our tax year ending December 31, 2024, we will elect to be treated, and we intend to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements. We are managed by 5C Lending Partners Advisor LLC, who we refer to as the “Advisor”. The Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company.

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

To achieve the Company’s investment objective, the Company leverages the experience, talent and relationships of 5C and its team of investment professionals (the “Investment Team”) to source and evaluate opportunities for the Company. There are no assurances that the Company will achieve its investment objective.

The Company intends to seek to list its shares of Common Stock on a national securities exchange (an “Exchange Listing”) as determined by the Advisor in its sole discretion within seven years of the Initial Closing (as defined below), subject to an additional one-year extension with the approval of the Board of Directors. Any Exchange Listing is subject to future market conditions and there can be no assurance that any Exchange Listing will occur. Until any Exchange Listing, the Company’s shares of Common Stock should be considered illiquid investments for which there is not a secondary market and it is uncertain whether any such secondary market will develop in the future. The Company’s Common Stock is not registered under the 1933 Act, or any state securities law, and will be restricted as to transfer by law and the terms of the charter of the Company (the “Charter”).

In addition to an Exchange Listing, the Company may pursue one or more liquidity events within seven years of the Initial Closing, subject to an additional one-year extension with the approval of the Board of Directors, as determined by the Advisor in its sole discretion, including: (i) to commence a share repurchase program in which the Company repurchases a portion of its Common Stock on a periodic basis at a purchase price equal to its net asset value per share, which may coincide with commencing additional capital raising efforts, including through a registered offering or additional private placements of shares of Common Stock; (ii) a merger or other transaction in which Stockholders receive cash or shares of a listed company; (iii) a sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually to one or more unaffiliated third parties or affiliates followed by liquidation; and/or (iv) an orderly wind down and/or liquidation (including an Exchange Listing, each, a “Liquidity Event”). There can be no assurance that any Liquidity Event will occur, and certain Liquidity Events may require the approval of the Stockholders under Maryland law. In light of the illiquid nature of the Company’s portfolio, a sale of assets by the Company to an affiliate likely would be predicated upon the Company obtaining exemptive and/or no-action relief from the SEC; however, there can be no assurance that the Company would be able to obtain such exemptive and/or no-action relief from the SEC.

If the Company does not consummate any Liquidity Event within eight years of the Initial Closing, or earlier in the Advisor’s sole discretion, the Company may determine to (but shall not be obligated to): (i) offer Stockholders the option to restructure their investment in the Company by either (a) exchanging all or a portion of their shares of Common Stock and any unfunded Capital Commitment in the Company for an interest in an entity (a “Liquidating Vehicle”) that would seek to liquidate and distribute to its shareholders the proceeds of its investments over time as such Liquidating Vehicle is liquidated in an orderly manner and/or (b) exchanging their shares of Common Stock for shares in a newly-formed entity that will elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to publicly list its shares; and/or (ii) pursue an orderly wind down and/or liquidation. Any such restructuring may be predicated upon the Company obtaining an exemptive order from the SEC, as well as applicable approvals from the Board of Directors and/or Stockholders.

The Company’s administrative and executive offices are located at 330 Madison Avenue, 20th Floor, New York, NY 10017.

5C Investment Partners LP

5C is an alternative investment firm that commenced operations in September 2023. 5C provides and intends to provide investment advisory services to pooled investment vehicles, including the Company, other business development companies and commingled private funds, separately managed accounts, funds of one and other similar vehicles and accounts (each, a “5C Account”). 5C will seek to leverage the extensive experience and direct sourcing capabilities of its Investment Team to take advantage of the expanding, long-term opportunity set for private credit, which 5C believes offers the potential for compelling risk-adjusted returns. 5C’s principal place of business is in New York, NY.

5C was founded by Thomas Connolly and Michael Koester (each, a “Founder” and “Managing Partner”, and together, the “Founders” and the “Managing Partners”). Each of Mr. Connolly and Mr. Koester have over 30 years of experience in debt capital markets and alternative investment management and spent over 25 years at The Goldman Sachs Group, Inc., where they developed and managed leading financing and alternative investment franchises in the Investment Banking, Merchant Banking and Asset Management businesses. Mr. Connolly was a Partner and the Global Head of the Private Credit Group in the Merchant Banking Division, where he served as a Chief Investment Officer of pooled investment vehicles, separately managed accounts, funds of one and co-investment vehicles that totaled over $90 billion of investable capital dedicated to corporate direct lending and hybrid capital strategies. Mr. Koester was a Partner and the Co-President of Alternatives in the Asset Management business, where he oversaw the Private Credit, Private Equity, Growth Equity, Infrastructure, Real Estate and Sustainability investing strategies, which collectively had over $200 billion of assets under management. Previously, Mr. Koester was Co-Founder and Co-Head of Firmwide Alternatives Capital Markets and Strategy, and Chief Commercial Officer, Co-Chief Operating Officer and Chief Financial Officer of the Merchant Banking Division, and a private credit and private equity investment professional in the Merchant Banking Division.

Advisor

The Advisor, a Delaware limited liability company, is a wholly owned subsidiary of 5C Lending Partners Management LP, and 5C Lending Partners Management GP LLC serves as the managing member of the Advisor. Entities controlled by 5C are the principal owners of the Advisor and its affiliates, and accordingly, 5C has ultimate decision-making authority with respect to the Advisor. The Advisor acts as the Company’s investment adviser pursuant to an investment advisory agreement with the Company dated June 18, 2024 (the “Investment Advisory Agreement”), and has been registered with the SEC under the Advisers Act since April 2024. The Advisor’s principal place of business is in New York, NY.

Subject to the overall supervision of the Board of Directors, the Advisor is responsible for managing the Company’s business affairs, including sourcing investment opportunities, performing research and due diligence, structuring investments and monitoring the Company’s portfolio on an ongoing basis through the Investment Team. The Investment Team is led by 5C’s Managing Partners, both of whom have substantial experience in private credit origination, underwriting and risk management. The senior personnel on the Investment Team include Thomas Connolly, Michael Koester, James Fair, Randall Kessler and Abhishek Dhayal.

The Advisor seeks to leverage the extensive network and deep experience of the Investment Team to prioritize what it believes to be the most compelling investment opportunities for the Company. All investment decisions will require the approval of the investment committee of the Advisor (the “Investment Committee”), which includes senior personnel of 5C and the Advisor. The members of the Investment Committee include Thomas Connolly and Michael Koester, Co-Presidents and Directors (Co-Chairs) of the Company, James Fair, Vice President of the Company as well as Randall Kessler, a Managing Director of 5C. The Advisor may appoint additional investment professionals to the Investment Committee over time. The Advisor and its affiliates may provide management or investment services to others whose objectives overlap with the Company’s. The Advisor may face conflicts in the allocation of investment opportunities to the Company and other 5C Accounts. To address these conflicts, the Advisor has put in place an investment allocation policy that seeks to ensure fair and equitable allocation of investment opportunities over time and address the co-investment restrictions set forth under the 1940 Act. See “Item 1A. Risk Factors — Risks Related to the Advisor and its Affiliates — The Advisor and its affiliates may have incentives to favor their respective other funds, accounts and clients over the Company, which may result in conflicts of interest that could be adverse to the Company and the Company’s investment opportunities and harmful to the Company.”

Administrator

5C Investment Partners Administrator LLC, an affiliate of 5C, serves as the Company’s Administrator and provides, or oversees the performance of, certain administrative and compliance services rendered to the Company. The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations pursuant to an administration agreement between the Company and the Administrator dated June 18, 2024 (the “Administration Agreement”). See “Item 1. Business—Administration Agreement” below for a discussion of the fees and expenses that the Company is required to reimburse to the Administrator. The Administrator’s principal place of business is in New York, NY.

The Administrator, on behalf of the Company and at the Company’s expense, may retain one or more service providers that may or may not also be affiliates of 5C to serve as a sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for the Company. Any fees that the Company pays, or indemnification obligations that the Company undertakes, in respect of the Administrator and those other service providers that are affiliates of 5C, will be on arm’s length terms and approved by the Independent Directors (as defined below).

Board of Directors

Overall responsibility for the Company’s oversight rests with the Board of Directors. The Company has entered into the Investment Advisory Agreement with the Advisor, pursuant to which the Advisor will manage the Company on a day-to-day basis as described herein. The Board of Directors is responsible for overseeing the Advisor and other service providers in the Company’s operations in accordance with the provisions of the 1940 Act, the Charter and Amended and Restated Bylaws (the “Bylaws”) and applicable provisions of state and other laws. The Advisor will keep the Board of Directors well informed as to the Advisor’s activities on the Company’s behalf and the Company’s investment operations and provide the Board of Directors with additional information as the Board of Directors may, from time to time, request. The Board of Directors is currently composed of five directors, three of whom are directors who are not “interested persons” (as that term is defined in the 1940 Act) of the Company or the Advisor (the “Independent Directors”).

Market Opportunity

The Advisor believes that current market conditions present investment opportunities that offer the potential to achieve the Company’s investment objective based on a combination of the following factors:

•
Attractive Profile of Senior Secured Loans. The Advisor believes that senior secured floating rate loans to high quality, private equity sponsor backed, U.S.-domiciled upper middle-market companies offer a compelling profile due to their floating rate nature and strong defensive characteristics. The Advisor believes that financings with floating interest rates have historically been less susceptible than fixed rate securities to declines in value during periods of rising interest rates. Furthermore, senior secured loans offer strong defensive characteristics, as they have priority in payment among an issuer’s security holders, whereby holders are due to receive payment before junior creditors and equity holders, and they are generally secured by the issuer’s assets, which may support capital preservation in the event of a default.

•
Robust Demand for Direct Financing Solutions. The Advisor believes that U.S.-domiciled upper middle-market companies will continue to require access to debt and equity capital to refinance existing debt, support growth and finance acquisitions. The Advisor also believes that private equity available capital has continued to be significant and that the current level of available capital should support sustained demand for debt financing, particularly direct financing solutions, which private equity sponsors have demonstrated an interest in due to the certainty of capital and pricing, speed of execution, structuring flexibility and the convenience of transacting with reliable, long-term oriented financing partners, among other reasons. The Advisor expects that private equity sponsors will continue to pursue buyouts and acquisitions and seek to leverage their equity investments with direct financing solutions provided by direct lending platforms such as the Company.
•
Increasing Role of Private Lending. The Advisor believes that since the global financial crisis, shifting regulatory capital and liquidity requirements for banking organizations have reduced the amount of bank balance sheet capital available to U.S.-domiciled upper middle-market companies, and created an increased role for private non-bank credit. In particular, the Advisor believes that banking organizations have increasingly focused on underwriting syndicated loans for larger companies and those with higher credit ratings, which creates an attractive opportunity to provide private direct financing solutions to middle-market and upper middle-market leveraged borrowers.
•
Compelling Market Backdrop. The Advisor believes that the demand for private debt and equity capital by U.S.-domiciled upper middle-market companies will continue to yield attractive investment opportunities for the Company. The Advisor believes that the directly negotiated nature of direct financing solutions also generally provides more favorable terms to the lender, including stronger covenant and reporting packages and better pricing and call protection. Additionally, the Advisor believes that its Investment Team's experience in underwriting and credit selection will lead to lower loss rates across credit cycles than highly diversified portfolios of broadly syndicated leveraged loans, high yield bonds and/or private credit.

Competitive Advantages

The Advisor believes that the reputations, long-standing relationships and rigorous approach to sourcing, research, due diligence, investment selection and risk management of 5C’s Managing Partners and Investment Team will enhance the Company’s activities. The Advisor believes that it possesses the following competitive advantages:

•
Long-standing Relationships and Access to Opportunities. 5C’s Managing Partners and Investment Team have long-standing relationships with private equity sponsors, boards of directors, management teams, consultants, attorneys, financial intermediaries, such as investment banks and advisory firms, family offices, operating partners, advisers and other market participants. 5C’s collective reputation and network of relationships are expected to serve as key competitive advantages with respect to the Advisor’s ability to source and execute suitable investments for the Company. The Advisor believes that it will be a favored capital partner due to its (i) long-term partnership approach, (ii) Managing Partners’ and Investment Team’s reputations as reliable and thoughtful financing partners and (iii) ability to act quickly and deliberately. The Company anticipates that a substantial majority of its investments will be sourced by the Advisor directly from borrowers and/or private equity sponsors. The Investment Team, which will be responsible for originating, underwriting, executing, and managing the assets of the Company’s direct financing transactions, will be responsible for implementing the Advisor’s investment policies and strategic initiatives. The Advisor believes that its ability to source through multiple channels will allow it to create an investment portfolio for the Company that has a more favorable risk profile than if it exclusively relied upon investment opportunities from financial intermediaries.
•
Extensive Expertise. The Advisor will utilize the extensive experience of 5C’s Managing Partners and Investment Team, along with the broader resources of the 5C platform to source, evaluate, select, structure and manage investments across the capital structure, in both standard and customized structures and in different market environments. The Advisor believes that the experience of its Investment Team provides it with an in-depth understanding of the strategic, financial, and operational challenges and opportunities of companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on its investments.
•
Emphasis on Capital Preservation. The Advisor will seek to achieve the Company’s investment objective without subjecting the Company’s capital to undue risk of loss by employing a consistent and highly selective approach to investment selection, which the Advisor believes will result in the potential for durable risk-adjusted returns. The Advisor’s emphasis on loss avoidance results in the Advisor generally targeting senior secured floating rate loans of companies that demonstrate the following characteristics, among others: the issuer’s shareholder(s) and/or management team has a long-standing relationship(s) with 5C’s Managing Partners and/or Investment Team, recession resilient industry, stable free cash flow, earnings and profit margins underpinned by durable competitive advantages and high barriers to entry, capital efficiency, attractive growth prospects, and suitable liquidity and capitalization. There can be no assurance that the Company’s sought after investment characteristics will be attained in any or all circumstances.

•
Long Duration Capital. The Advisor believes that the duration of the Company’s capital gives it the flexibility to invest the Company’s assets using a long-term focus, which the Advisor believes will provide it with the opportunity to increase the Company’s return on invested capital, as compared to other private company investment vehicles or investment vehicles with periodic liquidity features.
•
Independence. The Advisor believes that its sole focus on private credit investing positions it as an attractive partner to potential borrowers and private equity sponsors. The Advisor believes that in situations that require confidentiality, counterparties will value the Advisor’s absence of conflicts with other business lines such as private equity, investment banking, or merger and acquisition advisory.
•
One Team Approach. The Advisor employs a framework designed to maximize the cohesiveness and flexibility of the Investment Team to ensure that knowledge is shared and leveraged across 5C’s platform. The Advisor believes that this approach will enable the Company to identify and pursue suitable investment opportunities, irrespective of source, transaction type and form of capital. Furthermore, the Advisor will seek to leverage insights derived from its research, due diligence and risk management efforts, as well as 5C’s network of operating partners, advisers, and limited partners to identify investment opportunities.

Investment Strategy

The Company’s investment objective is to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of first lien debt (including stand-alone first lien loans, “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position and first lien secured bonds) and, to a lesser extent, second lien debt, unsecured debt and equity or equity-related investments (including common stock, preferred stock, securities convertible into common stock and warrants). The Company generally considers upper middle-market companies to consist of companies with EBITDA of $50 million to $500 million annually at the time of investment. The Company may from time to time invest in smaller or larger companies and other instruments if the Advisor believes that the opportunity presents attractive investment characteristics and the potential for attractive risk-adjusted returns. The Company’s target investments will generally range in size between $20 and $300 million per investment, but the size of each investment made by the Company will vary with the size of the Company’s capital base.

Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). The Company’s 80% policy with respect to investments in credit-related instruments is not fundamental and may be changed by the Board of Directors without Stockholder approval. Stockholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy.

Most of the Company’s debt investments are expected to be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services), which is often referred to as “junk.”

The Company may, but is not required to, make investments in companies operating in workout or bankruptcy modes. Such investments present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks.

The Company may, but is not required to, enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge interest rate, currency, credit and/or other risks. While the Company primarily expects to invest in loans and securities denominated in U.S. dollars, the Company may also invest in companies with operations outside of the United States, such as in Canada, the United Kingdom and Europe, which may oblige the Company to invest in loans and/or securities denominated in non-U.S. dollar currencies. In such event, the Company may enter into foreign exchange derivatives and forward transactions to mitigate the impact of movements in foreign exchange on the return of such investments in U.S. dollar terms. These hedging activities, which will be subject to the applicable legal and regulatory compliance requirements, may include the use of futures, options and forward contracts. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. The Company intends to operate and qualify as a “limited derivatives user” and has adopted compliance policies to monitor the Company’s derivatives exposure in accordance with Rule 18f-4 under the 1940 Act. The Company will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy that the Company employs will be successful.

The Company will employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, and as approved by the Board of Directors and the Company’s initial stockholder, the Company is required to have an asset coverage of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowings and issuing senior securities (including debt and preferred stock). Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. The Company uses leverage in the form of borrowings and Preferred Stock and may in the future issue additional series of preferred stock, though it has no intention to do so.

In addition, for federal income tax purposes, the Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with its tax year ending December 31, 2024, or such later date as determined by the Company. The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, as determined by the Board of Directors in its sole discretion.

The Advisor implements the following investment strategies to pursue the Company’s investment objective:

•
Direct Origination. The Investment Team will be in regular contact with corporations, family-owned businesses, private equity sponsors, management teams, consultants, attorneys, family offices, operating partners, advisers and other market participants to originate direct investment opportunities. The Company focuses on leading, co-leading and participating in club transactions on a direct basis, which the Advisor believes will facilitate better economic and structural terms for the Company via enhanced control over pricing and covenants and increased efficiency for companies and their shareholders.
•
Highly Selective Approach. The Advisor seeks to employ a highly selective approach to capital allocation by targeting investment opportunities that it believes offer the potential for compelling risk-adjusted returns and minimal risk of permanent loss while maintaining appropriate diversification. The Advisor targets high-quality, generally private equity sponsor backed, U.S.-domiciled upper middle-market companies, which the Advisor believes have the potential to achieve the Company’s investment objective. Furthermore, the Advisor believes that upper middle-market companies have greater scale and diversification owing to their size, as measured by revenue, free cash flow and earnings and the breadth of their customer and supplier bases. The Advisor believes that these attributes position upper middle-market companies to better withstand economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers, and competitors, as compared to smaller companies.

Lastly, well-established private equity firms, particularly those with which 5C’s Managing Partners and Investment Team have trusted, long-standing relationships, have large and experienced teams, access to significant amounts of capital and are more likely to take a partnership approach with the Advisor and the Company.

•
Disciplined Risk Management. The Advisor will monitor the Company’s portfolio on an ongoing basis to ensure prompt and appropriate reactions to challenges and opportunities. Furthermore, the Advisor seeks to reduce the impact of any one company or industry having a disproportionate impact on the value of the Company’s portfolio by maintaining what the Advisor believes to be appropriate position sizes and generally expects to limit its exposure to non-U.S.-domiciled companies to less than 20% of the Company’s portfolio, once the Company has substantially invested its available capital according to its investment policies.
•
Requisite Capabilities. The Advisor believes that 5C’s Managing Partners and Investment Team possess the direct sourcing, underwriting and risk management capabilities required to take advantage of the expanding, long-term opportunity set for private credit.

Structure of Investments

Debt Investments.

The terms of the Company’s debt investments will be tailored to the facts and circumstances of each transaction. The Advisor will seek to negotiate the structure of each investment to protect the Company’s rights and manage its risks. The Company invests in the following types of debt:

•
First Lien debt. First lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second lien lenders in those assets. The Company’s first lien debt may include stand-alone first lien loans, “unitranche” loans and first lien secured bonds.
•
Stand-alone first lien loans. Stand-alone first lien loans are traditional first lien loans. All lenders in the facility have equal rights to the collateral that is subject to a first priority security interest.

•
“Unitranche” loans. Unitranche loans are loans that combine both senior and subordinated debt, generally in a first lien position. In many cases, “unitranche” lenders, may provide the issuer most, if not all, of the capital structure above the equity.
•
First lien secured bonds. First lien secured bonds are similar to stand-alone first lien loans. All investors in the bond have equal rights to the collateral that is subject to a first priority security interest.
•
Second lien debt. Second lien debt may include second lien secured loans, and, to a lesser extent, second lien secured bonds, with a secondary priority behind first lien debt. Second lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first lien debt secured by those assets.
•
Unsecured debt. Unsecured debt usually ranks subordinate in priority of payment to first lien and second lien debt and may not have the benefit of financial covenants common in first lien and second lien debt. However, unsecured debt ranks senior to common and preferred equity in an issuer’s capital structure. Unsecured debt generally offers fixed returns in the form of interest payments. Due to its higher risk profile and often less restrictive covenants compared to first lien and second lien debt, unsecured debt generally bears a higher stated interest rate than first lien and second lien debt.

The Company’s debt investments will typically be structured with the maximum seniority and collateral that the Company can reasonably obtain while seeking to achieve its total return target. The Advisor will seek to limit the downside potential of the Company’s investments by:

•
requiring a total return on the Company’s investments (including both interest and, in certain instances, potential equity appreciation) that compensates the Company for credit risk;
•
mitigating non-credit related risks on the Company’s investments, including call protection provisions to protect future payment income. In addition, most of the Company’s investments are expected to be floating rate in nature, which the Advisor believes will help act as a portfolio-wide hedge against inflation; and
•
negotiating documentation in connection with the Company’s investments consistent with preservation of the Company’s capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and, depending on the size, nature and performance of the transaction, the Company may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Within the Company’s portfolio, the Advisor will aim to maintain the appropriate proportion among the various types of first lien debt, second lien debt and unsecured debt to allow the Company to achieve its investment objective while seeking to minimize the risk of permanent loss. There can be no assurance that the Company’s sought after investment characteristics will be attained in any or all circumstances or that any strategy to limit downside risk will be successful.

Opportunistic Investments

Although not expected to be a primary component of the Company’s investment strategy, the Company may also selectively make investments in portfolios of loans, receivables or other debt instruments, traded loans and securities of corporate issuers when market conditions create opportunities with a compelling risk profile, and potential strategic opportunities, including acquisitions of other private and public finance companies, business development companies and asset managers.

Equity Investments

In certain instances, the Company may also make equity or equity-related investments (including common stock, preferred stock, securities convertible into common stock and warrants).

Investment Selection

The Advisor believes that consistency and a focus on quality and capital preservation are fundamental to generating durable risk-adjusted returns.

The Advisor’s approach to investment selection will be defined by its demanding quality standards and robust research and due diligence process. Consistent with 5C’s platform-wide investment philosophy, the Advisor will seek to achieve the investment objective of the Company. This emphasis on capital preservation generally means that the Company will target (i) the senior-most tranches in an issuer’s capital structure, (ii) collateral value well in excess of the principal value of its investment to achieve a high margin of safety, and (iii) companies with shareholders and management teams that have large financial commitments to ensure dedication and alignment of interests. In this context, the Advisor considers companies with (i) shareholders, management teams and key executives that have significant capital invested in the portfolio company and/or (ii) key executives that have financial incentives that are contingent upon the portfolio company’s successful performance, as having shareholders and management teams with significant financial commitments in such companies. The Advisor believes that its approach increases the likelihood of achieving durable risk-adjusted returns in different market environments.

The Advisor implements the following investment selection framework to pursue the Company’s investment objective:

•
Leading Market Position and Durable Competitive Advantages. The Advisor will seek to invest in companies that have established and leading positions within their respective markets due to durable competitive advantages and high barriers to entry. These companies generally demonstrate advantages in scale, scope, customer loyalty, product pricing and/or product quality versus their competitors, which underpin the sustainability of their market positions, their ability to maintain or expand free cash flow, earnings and profit margins in a range of economic environments and to capitalize on attractive growth opportunities.
•
Stable Free Cash Flow, Earnings and Profit Margins. The Company will generally target companies with stable and substantial free cash flow, earnings and profit margins, which the Advisor believes is fundamental to servicing financial obligations and pursing growth opportunities. The Advisor does not intend to invest in start-up or sub-scale companies that have not achieved sustainable free cash flow and earnings or companies with speculative business plans. Furthermore, the Advisor believes that free cash flow and earnings are existential to the durability of enterprise value, which generally supports the Company’s investments.
•
Strong Sponsorship. The Advisor will generally seek to provide direct financing solutions to companies that are backed by well-established and disciplined private equity sponsors with large teams and significant amounts of capital and have existing relationships with 5C. The Advisor believes that a private equity sponsor’s willingness to invest significant equity capital into a transaction provides strong incentive to contribute additional capital should financial and/or operational issues arise.
•
High-Quality Management. The Advisor believes that high-quality management teams are capable of creating long-term value and helping companies navigate challenging circumstances. As part of its underwriting process, the Advisor will assess a company’s management team, often by meeting with key members of the management team and/or studying their respective track records. Furthermore, the Advisor will generally seek to ensure that companies have proper incentives in place, such as having significant equity interests held by and/or earmarked for key employees, to motivate the management team to act in concert with its interests as investors.
•
Focus on the Upper Middle Market. The Company will generally prioritize upper middle-market companies, which the Company generally considers to consist of companies with EBITDA of $50 million to $500 million annually at the time of investment. The Advisor believes that these companies offer greater downside protection than smaller companies due to the benefits of scale and greater diversification of customers and suppliers, which enables them to better withstand economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors than smaller companies, and in turn offer the Company an increased likelihood of achieving its investment objective.

There can be no assurance that the Company’s sought after investment characteristics will be attained in any or all circumstances or that any strategy to limit downside risk will be successful.

Portfolio Management

The Advisor will employ an approach with respect to its investments whereby members of the Investment Team that are responsible for leading and underwriting an investment are also responsible for its ongoing monitoring and risk management. The Advisor believes that this approach will lead to greater connectivity between the Advisor and its portfolio companies, improved access to information and increased accountability, while simultaneously reducing the risk of knowledge loss that exists when the sourcing, due diligence and monitoring roles are bifurcated.

Monitoring

The Investment Team will actively monitor the activities and financial condition of each portfolio company through ongoing dialogue with both shareholder(s) and management team members, and evaluations of financial, operational and other company specific reporting. Furthermore, depending on the size, nature and performance of the investment, the Advisor may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

The Investment Committee will perform an in-depth review of the Company’s portfolio on a quarterly basis and monitor economic and market conditions on a regular basis to ensure prompt and appropriate reactions to challenges and opportunities. An open dialogue between the Investment Team and members of the Investment Committee will assist the Advisor in monitoring compliance with each 5C Account’s stated investment criteria and guidelines, including those of the Company.

Valuation Process

Each quarter, the Advisor will value each investment in the Company’s portfolio and disclose such values in reports filed with the SEC. The Advisor will apply Financial Accounting Standards Board Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP (“U.S. GAAP”) and required disclosures of fair value measurements. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Advisor, as the Company’s valuation designee designated by the Board of Directors in accordance with Rule 2a-5 under the 1940 Act (the “Valuation Designee”), with the input of one or more external independent valuation firms, will perform fair value determinations for such investments in good faith, in accordance with the Advisor’s valuation policy, adopted by and subject to the supervision of the Board of Directors.

In addition to payments of principal and interest, the Advisor expects the primary methods for the Company to realize returns on its investments to include refinancings, sales of portfolio companies, and in some cases initial public offerings of portfolio companies and secondary sales. While many debt investments in which the Company will invest have legal maturities of five to eight years at issuance, generally such investments are redeemed or sold prior to maturity. These debt investments generally have call protection that requires an issuer to pay a premium if the debt investment is redeemed in the early years after the initial funding.

Allocation of Investment Opportunities

5C provides or intends to provide investment management services to pooled investment vehicles, including the Company and other business development companies, commingled private funds, separately managed accounts, funds of one and other similar vehicles and accounts that 5C may establish. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

5C will share any investment and sale opportunities with the Company and its other clients in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth herein, certain other clients of 5C may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing documents.

In addition, as a BDC regulated under the 1940 Act, the Company would typically be subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Company was granted an SEC exemptive order which grants the Company exemptive relief permitting the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisor.

Pursuant to such order, the Board of Directors may establish criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other 5C Accounts that target similar assets. If an investment falls within the criteria, 5C must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment will generally be allocated to the Company and the other 5C Accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Advisor will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board of Directors.

Distribution Reinvestment Plan

The Company has adopted an “opt out” distribution reinvestment plan that will provide for reinvestment of the Company’s distributions on behalf of the Company’s Stockholders, unless a Stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then Stockholders who do not “opt out” of the Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Investors can elect to “opt out” of the Company’s distribution reinvestment plan in their Subscription Agreements.

The number of shares of Common Stock to be issued to a Stockholder who participates in the plan is determined by dividing the total dollar amount of the distribution payable to such Stockholder, net of any applicable withholding tax, by the then-current net asset value (“NAV”) per share of Common Stock. For purposes of this calculation, the NAV per share of Common Stock may be based on the NAV per share of Common Stock calculated at the close of the last calendar quarter prior to the date of the applicable distribution, subject to the limitations of the 1940 Act (which generally prohibit the Company from issuing shares of Common Stock at a price below the then-current NAV per share as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). The plan administrator shall be notified of the price per share of Common Stock by the Company.

There will be no brokerage charges or other charges to Stockholders who participate in the distribution reinvestment plan. The plan administrator’s fees will be paid by the Company.

Stockholders who receive distributions in the form of additional shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as are Stockholders who elect to receive their distributions in cash. However, since a participating Stockholder’s cash distributions will be reinvested, such Stockholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A Stockholder’s basis for determining gain or loss upon the sale of stock received in a distribution from the Company will generally be equal to the total dollar amount of the distribution payable to the Stockholder. Any shares received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account.

Those Stockholders who participate in the plan and hold Common Stock through a broker or other financial intermediary may opt out of the plan and receive distributions in cash by notifying their broker or other financial intermediary of their election. Stockholders that participate in the plan in a brokerage account may not be able to transfer the Common Stock to another broker and continue to participate in the plan.

A Stockholder is free to terminate participation in the Company’s distribution reinvestment plan at any time by submitting a letter of instruction terminating their account under the Company’s plan to the plan administrator. Such termination shall be effective immediately if the Stockholder’s notice is received by the plan administrator no later than 10 days prior to the record date for an applicable distribution; otherwise, such termination shall be effective only with respect to any subsequent distributions. The plan is terminable by the Company upon notice in writing mailed to each Stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Company.

Stockholders may contact the plan administrator for further information regarding the Company’s distribution reinvestment plan.

Employees

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of the Company’s executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is employed by the Advisor or its affiliates. The Company’s day-to-day investment operations will be managed by the Advisor. The services necessary for the origination and administration of the Company’s investment portfolio will be provided by employees of the Advisor or its affiliates. The Investment Team will focus on origination and transaction development and the ongoing monitoring of the Company’s investments. In addition, the Company will reimburse the Administrator and Advisor for the Company’s allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement and the Investment Advisory Agreement, respectively, including the Company’s allocable portion of the cost of the Company’s officers and their respective staffs. See “Item 1. Business — Investment Advisory Agreement” and “Item 1. Business — Administration Agreement”.

Investment Advisory Agreement

General

The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement attached as an exhibit to this Report.

Subject to the overall supervision of the Board of Directors, the Advisor will manage the day-to-day operations of, and provide investment advisory and management services to, the Company pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Advisor will be responsible for the following:

•
managing the investment and reinvestment of the Company’s assets in accordance with the Company’s investment objective, policies and restrictions, the 1940 Act, the Advisers Act and all other applicable federal and state law, and the Charter and Bylaws;
•
determining the composition of the Company’s portfolio, the nature and timing of the changes therein and the manner of implementing such changes;
•
identifying, evaluating and negotiating the structure of the investments made by the Company (including by performing due diligence on prospective investments);
•
executing, closing, servicing and monitoring the Company’s investments;
•
determining the securities and other assets that the Company will purchase, retain or sell; and
•
providing the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment and reinvestment of the Company’s assets.

The Advisor’s services under the Investment Advisory Agreement will not be exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Term

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for an initial term of two years, and will remain in effect from year to year thereafter if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Voting Securities (as defined below) and, in each case, a majority of the Independent Directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Advisor upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Voting Securities. “Majority of the Outstanding Voting Securities” means the lesser of (1) 67% or more of the voting securities of the Company present or represented at a meeting, if the holders of more than 50% of the outstanding voting securities of the Company are present or represented by proxy or (2) a majority of the outstanding voting securities of the Company. In addition, without payment of penalty, the Advisor may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Compensation of the Advisor

The Company pays the Advisor investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the Stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee will be payable at an annual rate of 0.60% (1.00% in the event of an Exchange Listing) of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters.

The Management Fee for any partial quarter will be appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

Incentive Fee

The Company pays to the Advisor an Incentive Fee that will consist of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature.

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

The Company pays the Advisor an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee is payable to the Advisor in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Amount for such calendar quarter;
•
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
•
10.0% (17.5% in the event of an Exchange Listing) of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.6667% (1.8182% in the event of an Exchange Listing) in any calendar quarter is payable to the Advisor.

Because of the structure of the Investment Income Incentive Fee, it is possible that the Company may pay an Investment Income Incentive Fee in a calendar quarter in which the Company incurs a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle rate, the Company will pay the applicable Investment Income Incentive Fee even if the Company has incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the Hurdle Amount is calculated based on the Company’s net assets, decreases in the Company’s net assets due to realized or unrealized capital losses may increase the likelihood that the Hurdle Amount is reached and therefore the likelihood of the Company paying an Incentive Fee in a given calendar quarter. In addition, if market interest rates rise, the Company may be able to invest the Company’s funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Advisor to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. The Company’s net investment income used to calculate this component of the Incentive Fee is also included in the amount of the Company’s gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The Capital Gains Incentive Fee will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10.0% (17.5% in the event of an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Limitations of Liability and Indemnification

The Advisor and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including the Administrator (each, an “Indemnitee”) will not be liable to the Company for any action taken or not taken by the Advisor in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services.

The Company will indemnify each Indemnitee against any liabilities in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of the Advisor’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company. The Company may pay the expenses incurred by the Indemnitee in defending an actual or threatened civil or criminal action in advance of the final disposition of such action, provided the Indemnitee agrees to repay those expenses if found by adjudication not to be entitled to indemnification. Notwithstanding the foregoing, in accordance with Sections 17(i) and 17(h) of the 1940 Act, neither the Advisor nor any of its affiliates, directors, officers, members, employees, agents or representatives may be protected against any liability to the Company or the Company’s investors to which it would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office.

Board Approval of the Investment Advisory Agreement

At an in-person meeting held on June 18, 2024, the Board of Directors considered, deemed to be in the Company’s best interest, and approved the Investment Advisory Agreement in accordance with applicable 1940 Act requirements, including any SEC exemptive relief, no-action or other guidance issued by the staff of the SEC. The Board of Directors was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, extent and quality of the advisory and other services that the Advisor will provide to the Company, including information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (b) comparative data with respect to advisory fees or similar expenses paid by any other BDCs and other accounts managed by the Advisor or its affiliates with similar investment objectives; (c) the Company’s projected operating expenses and expense ratio compared to other BDCs and other accounts managed by the Advisor or its affiliates with similar investment objectives; (d) any existing and potential sources of indirect income or other benefits to the Advisor or its affiliates from its relationship with the Company; (e) the financial condition of the Advisor and its affiliates and the estimated profitability of the Investment Advisory Agreement to the Advisor; and (f) any economies of scale arising from the relationship with the Advisor that are, or should be, shared with Stockholders.

Administration Agreement

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement attached as an exhibit to this Report.

Under the terms of the Administration Agreement, the Administrator performs (or oversees, or arranges for, the performance of) administrative services, which includes providing office facilities, equipment, clerical, accounting, bookkeeping and record keeping services; conducting relations with sub-administrators, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable; making reports to the Board of Directors of its performance of services; and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it shall determine to be desirable; maintaining financial, accounting and other records of the Company; preparing reports to Stockholders and reports and other materials filed with the SEC or any other regulatory authority; managing the payment of expenses; providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance; assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value; overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Advisor or its affiliates. The Company will reimburse the Administrator (and/or one or more of its affiliates) for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate certain of its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Administrator (or relevant affiliate(s)) for any services performed for the Company by such affiliate or third party. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Voting Securities and, in each case, a majority of the Independent Directors. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Voting Securities. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Administration Agreement provides that the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Administrator, including the Advisor, are entitled to indemnification from the Company from and against any claims or liabilities, liabilities in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of the Advisor’s duties or obligations under the Administration Agreement or otherwise as an administrator to the Company, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.

The Company’s Administrator has the right under the Administration Agreement to enter into one or more sub-administration agreements with other administrators (each a “Sub-Administrator”) pursuant to which the Administrator may obtain the services of the Sub-Administrator(s) to assist the Administrator in fulfilling its responsibilities under the Administration Agreement.

The Administrator, on behalf of the Company, engaged U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services as the Sub-Administrator pursuant to a sub-administration agreement (the “Sub-Administration Agreement”). In accordance with the Sub-Administration Agreement, the Sub-Administrator will perform certain administrative and accounting services for the Company, subject to the supervision of the Administrator, including, but not limited to: (a) maintaining books and records related to portfolio transactions, and daily position reporting; (b) assisting in the preparation of documentation for financial reporting by the Company; (c) assisting in the calculation of the net asset value of the Company (in accordance with the valuation policies and procedures of the Company and the Advisor); (d) preparing investor statements; (e) reviewing subscription documents and performing anti-money laundering and know-your-customer requirements before accepting commitments to the Company; and (f) performing other regulatory, administrative and clerical services in connection with the administration of the Company pursuant to the terms of the Sub-Administration Agreement. For purposes of determining net asset value, the Sub-Administrator will follow the valuation policies and procedures of the Company and the Advisor.

The fees payable to the Sub-Administrator will be based on the schedule of fees charged by the Sub-Administrator and as detailed in the Sub-Administration Agreement.

Payment of the Company’s Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, the Company anticipates that all investment professionals and staff of the Advisor (or its affiliates), when and to the extent engaged in providing investment advisory and management services for the Company, and the base compensation, bonus and benefits, and the routine overhead expenses (including rent, utilities and office supplies), of such personnel allocable to such services, will be provided and paid for by the Advisor or its affiliates.

Following the Company’s first drawdown date which occurred on September 26, 2024, the Company will bear all other costs and expenses of the Company’s operations, administration and transactions, including all other costs and expenses of the Company’s operations and transactions including those relating to:

•
the Company’s organizational expenses;
•
calculating the Company’s net asset value, including the cost and expenses of any independent valuation firm or service;
•
fees and expenses incurred by the Advisor and payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments, performing due diligence on prospective portfolio companies, and if necessary, in respect of enforcing the Company’s rights with respect to investments in existing portfolio companies, or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, research services (including an allocable portion of any research or other service that may be deemed to be bundled for the benefit of the Company), any studies commissioned by the Advisor and travel and lodging expenses;
•
interest payable on debt, if any, incurred by the Company to finance its investments, debt service and all other costs of borrowings or other financing arrangements (including fees and other expenses), and expenses related to unsuccessful portfolio acquisition efforts;
•
offerings of the Common Stock and other securities of the Company, including any public offering of the Common Stock;
•
Management Fees and Incentive Fees;
•
administration fees and expenses payable under the Administration Agreement and any sub-administration agreements;
•
fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•
fees incurred by the Company for escrow agent, transfer agent, dividend agent and custodial fees and expenses;
•
U.S. federal and state registration and franchise fees;
•
all costs of registration and listing of the Company’s securities on any securities exchange, including in connection with any quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of the Company’s assets to, or a merger or other liquidity transaction with, an entity in which the Stockholders receive shares of a publicly traded company which continues to be managed by the Advisor or an affiliate thereof;
•
fees payable to rating agencies;
•
U.S. federal, state and local taxes;
•
Independent Directors’ fees and expenses;
•
costs of any reports, proxy statements or other notices to Stockholders, including printing and mailing costs;
•
costs associated with individual or group Stockholders, including the costs of any Stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•
costs of preparing financial statements and maintaining books and records;
•
costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (the “CFTC”) and other regulatory bodies, and other reporting and compliance costs, and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
•
costs associated with compliance with the Sarbanes-Oxley Act;
•
the Company’s allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance policies, and any other insurance premiums;
•
direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, secretarial and other staff, independent auditors and outside legal costs;
•
proxy voting expenses;
•
costs of effecting sales and any repurchases of shares of the Common Stock and other securities;

•
fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events), design and website expenses;
•
allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it;
•
commissions and other compensation payable to brokers or dealers;
•
costs of information technology and related costs, including costs related to software, hardware and other technological systems (including specialty and custom software);
•
indemnification payments;
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith;
•
extraordinary expenses or liabilities incurred by the Company outside of the ordinary course of its business;
•
costs of derivatives and hedging;
•
certain costs and expenses relating to distributions paid on the shares of the Common Stock;
•
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments, including expenses relating to unconsummated investments that may have been attributable to co-investors had such investments been consummated;
•
costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;
•
fees, costs and expenses of winding up and liquidating the Company’s assets;
•
costs associated with technology integration between the Company’s systems and those of the Company’s participating intermediaries;
•
all travel and related expenses of the Company’s and the Advisor’s directors, officers, managers, agents and employees incurred in connection with attending meetings of the Board of Directors or holders of the Company’s securities or performing other business activities that relate to the Company;
•
dues, fees and charges of any trade association of which the Company is a member;
•
costs associated with events and trainings of the Board of Directors (including travel);
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; and
•
any and all other expenses incurred by the Company or the Administrator in connection with administering the Company business, including payments made under the Administration Agreement based upon the Company’s allocable portion (subject to the review and approval of the Independent Directors) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services to the Company, including the Company’s chief compliance officer and chief financial officer, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Advisor or an affiliate) and assist with the preparation, coordination, and administration of the foregoing or provide other “back-office” or “middle-office” financial or operational services to the Company. For the avoidance of doubt, the Company will reimburse the Advisor (or its affiliates) for an allocable portion of the compensation paid by the Advisor (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company and in acting on behalf of the Company).

Expense Support and Conditional Reimbursement Agreement

On June 18, 2024, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor may elect to pay certain of the Company’s expenses, including those expenses incurred prior to the first drawdown date which occurred on September 26, 2024, on the Company’s behalf (“Expense Payments”), provided that no portion of the Expense Payment will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Advisor commits to pay must be paid by the Advisor to or on behalf of the Company in any combination of cash or other immediately available funds no later than ninety days after such commitment is made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Advisor has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than ninety days after the end of such calendar quarter.

No Reimbursement Payment for any applicable calendar quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Advisor, and interest expense, by the Company’s net assets.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the Company’s obligation following any such termination, subject to the terms of the Expense Support Agreement.

License Agreement

The Company has entered into a License Agreement (the “License Agreement”) with 5C Investment Partners LP, pursuant to which it has been granted a non-exclusive, royalty-free license to use the names “5C.” Under the License Agreement, the Company has a right to use the 5C name for so long as the Advisor or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “5C” name or logo.

Resource Sharing Agreement

The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with 5C Investment Partners Advisor LLC (“5C Investment Partners Advisor”), an affiliate of 5C, pursuant to which 5C Investment Partners Advisor will provide the Advisor with experienced investment professionals and access to the resources of 5C Investment Partners Advisor so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement will provide the Advisor with access to deal flow generated by the professionals of 5C Investment Partners Advisor and its affiliates and commits certain investment professionals of 5C Investment Partners Advisor to serve in an oversight capacity. Through the Resource Sharing Agreement, the Advisor capitalizes on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of 5C Investment Partners Advisor’s investment professionals.

The Private Offering

The Company has conducted and from time to time may conduct private offerings of the shares of Common Stock (each, a “Private Offering”), in the United States to “accredited investors” within the meaning of Regulation D under the 1933 Act, and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of a Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Common Stock pursuant to a subscription agreement entered into with the Company (each a "Subscription Agreement" and together, the “Subscription Agreements”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. The Company may, in the Company's sole discretion, permit one or more investors to make additional Capital Commitments (“Subsequent Commitments”) after the date the first Subscription Agreements are accepted by the Company. New investors that make a Subsequent Commitment, or existing Stockholders that increase their Capital Commitment (each, an “Additional Stockholder”) will be required to make subsequent purchases of Common Stock (each, a “Catch-up Purchase”) on a date (or dates) to be determined by the Company.

Investors will be required to make capital contributions to purchase shares of Common Stock each time the Company delivers a drawdown notice, which will be issued based on the Company’s anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. All purchases of Common Stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per share price equal to the net asset value per share of Common Stock subject to any adjustments. At the earlier of a (i) a Liquidity Event and (ii) three years following the Initial Closing, subject to an additional one-year extension with the approval of the Board of Directors (the “Commitment Period”), Stockholders will be released from any further obligation to purchase additional shares, except to the extent necessary to: (a) pay Company expenses, including Management Fees and Incentive Fees, amounts that may become due under any borrowings, financings or other similar obligations, or indemnity obligations, (b) complete investments in any transactions (1) to which the Advisor has made an affirmative determination to proceed as of the end of the Commitment Period (including investments that are funded in phases), and (2) with deferred purchase price payments, contingent purchase price payments, milestone payments or other phased payments or payments for other staged funding obligations or similar arrangements, (c) during the three year period following the end of the Commitment Period (and thereafter, until the five year period following the end of the Commitment Period, with the approval of the Board of Directors), fund follow-on investments, including to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions); provided, that follow-on investments referred to in this clause (c) shall not exceed 20% of the total Capital Commitments, (d) fund obligations under any Company guarantee, and (e) fulfill obligations with respect to any defaulting Stockholder.

Key Person Event

A “Key Person” will initially be defined as Thomas Connolly and Michael Koester. The Advisor may appoint additional or replace Key Persons from time to time, with the approval of the Board of Directors, and will disclose such changes consistent with its obligations under the U.S. federal securities laws. In the event that all of the Key Persons cease to be actively involved in the management and affairs of the Company, the Company shall promptly provide concurrent notice (the “Key Person Notice”) to all Stockholders consistent with its obligations under the U.S. federal securities laws, and the Commitment Period of the Company shall be suspended until the earlier of (i) the one hundred twentieth (120th) calendar day following the date that the Key Person Notice is provided and (ii) the day on which a replacement person for such Key Person (or Key Persons, as applicable) is approved by the Advisor and the Board of Directors (the “Suspension Period”); provided, that, during a Suspension Period, a majority of Stockholders may elect to end the Suspension Period (in which case the investment period shall resume immediately following such election) (a “Key Person Event”). For the avoidance of doubt, during a Suspension Period, the Company may issue drawdowns or utilize its assets to pay Company expenses, complete investments in certain transactions, including follow-on investments, fund any guaranteed obligations and/or as necessary for the Company to preserve its tax status. The provisions described in this paragraph will not apply upon the effectuation of any Exchange Listing.

Competition

We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other BDCs, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code impose on us. The competitive pressures could impair our business, financial condition, and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Company’s business are any of the following:

(a)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(i)
is organized under the laws of, and has its principal place of business in, the United States;
(ii)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(iii)
satisfies any of the following:
(1)
does not have any class of securities that is traded on a national securities exchange;
(2)
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(3)
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(4)
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(b)
Securities of any eligible portfolio company controlled by the Company.
(c)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(d)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(e)
Securities received in exchange for or distributed on or with respect to securities described in (a) through (d) above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. The Company may adjust the Company’s investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance

As a BDC, the Company offers, and is required to provide upon request, managerial assistance to its portfolio companies. This assistance could involve, among other things, monitoring the operations of the Company’s portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company may also receive fees for these services. The Administrator or an affiliate of the Administrator will provide, or arrange for the provision of, such managerial assistance on the Company’s behalf to portfolio companies that request this assistance. The Company may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by the Board of Directors, including the Independent Directors.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, the Company’s investments could consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Company’s assets would be qualifying assets. The Company may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require the Company to limit the amount the Company invests with any one counterparty. Accordingly, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which the Company may enter into repurchase agreement transactions.

Warrants

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, the Company may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) Stockholders authorize the proposal to issue such warrants, and the Board of Directors approves such issuance on the basis that the issuance is in the Company’s and the Stockholders’ best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed.

Senior Securities; Asset Coverage Ratio

The Company is generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if the Company’s asset coverage, as defined in the 1940 Act, would at least equal to 200% immediately after each such issuance. However, legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, the Company can borrow up to $1 for every $1 of investor equity (or, if certain requirements are met, the Company can borrow up to $2 for every $1 of investor equity). 5C Investment Partners LP, as the Company’s sole initial Stockholder, approved a proposal that allows the Company to reduce the Company’s asset coverage ratio to 150% and, in connection with their Subscription Agreements, the Company’s investors are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%.

In addition, while any senior securities remain outstanding, the Company would be required to make provisions to prohibit any dividend distribution to Stockholders or the repurchase of such securities or shares unless it meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company would also be permitted to borrow amounts up to 5% of the value of the Company’s total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

Sarbanes-Oxley Act

The Company is not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until the Company has been subject to the reporting requirements of the 1934 Act for a specified period of time or the date the Company is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that the Company will eventually be required to meet. The Company is in the process of building out the Company’s internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Code of Ethics

The Company and the Advisor have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions

The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company expects to rely on exemptive relief that the Company has been granted by the SEC to allow the Company to co-invest with other funds and accounts managed by the Advisor or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company will be permitted to co-invest with certain of the Company’s affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent and disinterested members of the Board of Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and the Company’s Stockholders and do not involve overreaching of the Company or the Company’s Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s Stockholders and is consistent with the Company’s investment objective and strategies and (3) the investment by the Company’s affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which the Company’s affiliates are investing. The Advisor’s investment allocation policy will incorporate the conditions of the exemptive relief prior to the Company’s reliance thereon and seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Advisor or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other funds established by the Advisor that could avail themselves of the exemptive relief.

Other

The Company has adopted an investment policy that complies with the requirements applicable to the Company as a BDC. The Company expects to be periodically examined by the SEC for compliance with the 1940 Act, and are subject to the periodic reporting and related requirements of the 1934 Act.

The Company is also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to the Company’s Stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Company is also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

The Company is not permitted to change the nature of the Company’s business so as to cease to be, or to withdraw the Company’s election as, a BDC unless approved by a majority of the Company’s outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

The Company is not generally able to issue and sell Common Stock at a price below net asset value per share. The Company may, however, issue and sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current net asset value of Common Stock if (1) the Board of Directors determines that such sale is in the Company’s best interests and the best interests of the Company’s Stockholders, and (2) the Company’s Stockholders have approved the Company’s policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities.

The Company may invest up to 100% of the Company’s assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, the Company may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act.

The Company’s intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of the Company’s portfolio companies, except that the Company may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, the Company may purchase or otherwise receive warrants to purchase the common stock of the Company’s portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, the Company may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

The Company also does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of the Company’s total assets in the securities of one investment company, or invest more than 10% of the value of the Company’s total assets in the securities of more than one investment company. With regard to that portion of the Company’s portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject Stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

Proxy Voting Policies and Procedures

The Company has delegated the Company’s proxy voting responsibility to the Advisor. The proxy voting policies and procedures of the Advisor are set out below. The guidelines are reviewed periodically by the Advisor and the Company’s directors who are not “interested persons,” and, accordingly, are subject to change.

As an investment adviser registered under the Adviser Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Advisor recognizes that the Advisor must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the Company’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

As an investment adviser registered under the Advisers Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Advisor recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the Advisor’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

The Advisor will vote proxies relating to its clients’ securities in the best interest of its clients’ Stockholders. The Advisor will review on a case-by-case basis each proposal submitted for a Stockholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, the Advisor may vote for such a proposal if there exists compelling long-term reasons to do so.

The Advisor’s proxy voting decisions are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that the Advisor’s vote is not the product of a conflict of interest, the Advisor will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

Stockholders may obtain information about how the Advisor voted proxies by making a written request for proxy voting information to: 5C Lending Partners Corp. Attention: 5C Lending Partners Advisor LLC, 330 Madison Avenue, 20th Floor, New York, NY 10017.

Anti-Money Laundering Requirements

In order to comply with applicable anti-money laundering requirements, the investor must, except as otherwise agreed by the Advisor, represent and warrant in its Subscription Agreement with the Company that (i) neither the investor, nor any of its affiliates or beneficial owners is: a prohibited country, territory, or person or entity listed on the Specially Designated Nationals and Blocked Persons List (the “SDN List”) maintained by the Office of Foreign Assets Control of the U.S. Department of Treasury (“OFAC”), a “senior foreign political figure,” or any “immediate family member” or “close associate” of a senior foreign political figure, as such terms are defined below, or a “foreign shell bank” within the meaning of the BSA (each as defined in the Subscription Agreement) (collectively, “Sanctions Regulations”), and (ii) the investor will use its best reasonable efforts to ensure that: (a) no contribution or payment by the investor to the Company shall be derived from, or related to, any activity that is deemed criminal under U.S. or non U.S. law or regulation; (b) no contribution or payment by the investor to the Company, to the extent that such contribution or payment is within the investor’s control, and no distribution to the investor (assuming such distribution is made in accordance with instructions provided to the Advisor by the investor) shall cause the Company, the Advisor or any of their affiliates to be in violation law, regulation or administrative pronouncement applicable to the Company, the Advisor or any of their affiliates, including the BSA, the United States Money Laundering Control Act of 1986, the United States International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or the Anti-Money Laundering Act of 2020, in each case, as such statute may be amended and any successor statute thereto and including all regulations promulgated thereunder, as well as any other applicable laws, regulations or administrative pronouncements concerning money laundering, criminal activities or government sanctions (collectively, the “Anti-Money Laundering Laws”); and (c) all contributions by such investor to the Company and all distributions to such investor from the Company will be made in the name of the investor and to and from a bank account of a bank based or incorporated in or formed under the laws of the United States or a bank that is not a “foreign shell bank” within the meaning of the BSA. The investor must also represent and warrant that it has determined that the funds being invested by the investor in the Company do not come from corruption. The investor must also agree, except as otherwise agreed by the Advisor, that pursuant to anti-money laundering laws and regulations, the Advisor may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire the Common Stock before, and from time to time after, acceptance by the Advisor of the Subscription Agreement.

Privacy Policy

The Company is sensitive to the privacy concerns of the Company’s investors. The Company has a policy of protecting the confidentiality and security of information it collects about investors as well as providing privacy notices to help investors better understand why and how the Company collects certain personal information, the care with which the Company treats that information, and how the Company uses that information.

Pursuant to the Company’s privacy policies, the Company will provide a clear and conspicuous notice to each Stockholder that details the Company’s privacy policies and procedures at the time of subscription.

Reporting Obligations

The Company will furnish the Company’s Stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as it determines to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act. The SEC maintains a website (www.sec.gov) that contains such information.

Emerging Growth Company

The Company is an emerging growth company as defined in the JOBS Act and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Although the Company has not made a determination whether to take advantage of any or all of these exemptions, the Company expects to remain an emerging growth company for up to five years following the completion of the Company’s initial public offering or until the earliest of (i) the last day of the first fiscal year in which the Company’s annual gross revenues equal or exceed $1.235 billion, (ii) December 31 of the fiscal year that the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of the Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of the Company’s most recently completed second fiscal quarter and the Company has been publicly reporting for at least 12 months or (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, the Company will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this Annual Report does not describe tax consequences that the Company has assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold the Common Stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons are urged to consult with their tax advisers as to the U.S. federal income tax consequences of an investment in us, which may differ substantially from those described herein. This summary assumes that Stockholders hold the Common Stock as capital assets (within the meaning of the Code).

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although the Company intends to adopt positions the Company believes are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by the company and that, if challenged by the IRS, the Company’s tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if the Company invested in tax-exempt securities or certain other investment assets.

Taxation as a Regulated Investment Company

As soon as practicable, the Company intends to elect to be treated and to qualify each year thereafter as a RIC. As a RIC, the Company generally will not have to pay corporate-level U.S. federal or state income taxes on any ordinary income or capital gains that the Company distributes to the Stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, the Company must distribute to the Company’s stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If the Company:

•
qualifies as a RIC; and
•
satisfies the Annual Distribution Requirement,

then the Company will not be subject to U.S. federal or state income tax on the portion of the Company’s income the Company distributes (or is deemed to distribute) to Stockholders. The Company will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to the Company’s Stockholders.

The Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s net ordinary income for each calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). The Company may be liable for the excise tax only on the amount by which the Company does not meet the foregoing distribution requirement. In order to qualify as a RIC for U.S. federal income tax purposes, the Company must, among other things:

•
qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of the Company’s gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to the Company’s business of investing in such stock or securities (the “90% Income Test”); and
•
diversify the Company’s holdings so that at the end of each quarter of the taxable year:
•
at least 50% of the value of the Company’s assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of the Company’s assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of the Company’s assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

The Company may be required to recognize taxable income in circumstances in which the Company does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), the Company must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that it has not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any OID or other amounts accrued will be included in the Company’s investment company taxable income for the year of accrual, the Company may be required to make a distribution to the Company’s Stockholders in order to satisfy the Annual Distribution Requirement, even though the Company will not have received the corresponding cash amount.

The Company may not be able to deduct certain expenses that it has incurred or the timing of when certain expenses can be deducted may be different than how they are treated under U.S. GAAP. For example, if the Company incurs expenses related to start-up or organizational activities, these expenses are amortized over 180 months under the Code. Because the Company’s investment taxable income may be impacted by such expenses, the Company may be required to make a distribution to the Company’s Stockholders in order to satisfy the Annual Distribution Requirement, even though it has accrued expenses under U.S. GAAP.

Although the Company does not presently expect to do so, the Company is authorized to borrow funds, to sell assets and to make taxable distributions of the Company’s stock and debt securities in order to satisfy distribution requirements. The Company’s ability to dispose of assets to meet the Company’s distribution requirements may be limited by (i) the illiquid nature of the Company’s portfolio and/or (ii) other requirements relating to the Company’s status as a RIC, including the Diversification Tests. If the Company disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, the Company may make such dispositions at times that, from an investment standpoint, are not advantageous. If the Company is unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, the Company may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, the Company will not be permitted to make distributions to the Company’s Stockholders while the Company’s debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If the Company is prohibited from making distributions, the Company may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Company to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and produce income that will not be qualifying income for purposes of the 90% Income Test described above. The Company will monitor the Company’s transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If the Company’s expenses in a given year exceed investment company taxable income, the Company would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Company may, for tax purposes, have aggregate taxable income for several years that the Company is required to distribute and that is taxable to the Company’s Stockholders even if such income is greater than the aggregate net income the Company actually earned during those years. Such required distributions may be made from the Company’s cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, a Stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle the Company to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of the Company’s assets to be invested within various countries is not now known. The Company does not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If the Company purchases shares in a “passive foreign investment company,” or PFIC, the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by it to its Stockholders. Additional charges in the nature of interest may be imposed on the Company in respect of deferred taxes arising from such distributions or gains. If the Company invests in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, the Company will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to the Company. Alternatively, the Company can elect to mark-to-market at the end of each taxable year the Company’s shares in a PFIC; in this case, the Company will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent the Company does not exceed prior increases included in income. Under either election, the Company may be required to recognize in a year income in excess of the Company’s distributions from PFICs and the Company’s proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Foreign exchange gains and losses realized by the Company in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to the Company’s Stockholders. Any such transactions that are not directly related to the Company’s investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Tax Consequences of a Period Prior to RIC Qualification; Failure to Qualify as a RIC

While the Company intends to elect to be treated as a RIC as soon as practicable following the Company’s election to be a BDC, there may be a period following the effectiveness of this Report during which the Company does not qualify as a RIC. To the extent that the Company has net taxable income prior to the Company’s qualification as a RIC, the Company will be subject to U.S. federal or state income tax on such income. The Company would not be able to deduct distributions to Stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to the Company’s Stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of the Company’s previously undistributed earnings and profits attributable to any period prior to the Company becoming a RIC by the end of the first year that it intends to qualify as a RIC. To the extent that the Company has any net built-in gains in the Company’s assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) as of the beginning of the first year that the Company qualifies as a RIC, the Company would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next five years. Alternatively, the Company may elect to recognize such built-in gains immediately prior to the Company’s qualification as a RIC.

If the Company has previously qualified as a RIC, but was subsequently unable to qualify for treatment as a RIC, and certain relief provisions are not applicable, the Company would be subject to tax on all of the Company’s taxable income (including the Company’s net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to the Company’s Stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of the Company’s previously undistributed earnings attributable to the period the Company failed to qualify as a RIC by the end of the first year that the Company intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years and then seek to requalify as a RIC, the Company may be required to pay corporate-level tax on the unrealized appreciation recognized during the succeeding five-year period unless the Company makes a special election to recognize gain to the extent of any unrealized appreciation in the Company’s assets at the time of requalification.

The Company’s qualification and taxation as a RIC depends upon the Company’s ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that the Company will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable. Although the Company expects to operate in a manner so as to qualify continuously as a RIC, the Company or the Advisor may decide in the future that the Company should be taxed as a C corporation, even if the Company would otherwise qualify as a RIC, if the Company determines that treatment as a C corporation for a particular year would be in the Company’s best interest.

Available Information

A copy of this Report and our other reports is available without charge upon written request to c/o Investor Relations, 5C Lending Partners Corp. at 330 Madison Avenue, 20th Floor, New York, New York 10017.

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the 1934 Act. The SEC maintains an Internet site at http://www.sec.gov that contains our periodic and current reports, proxy and information statements and other information filed electronically by us with the SEC.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, you may lose all or part of your investment.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Business and Structure

•
The Company and the Advisor have a limited operating history.
•
The Company is a privately placed BDC and the Company’s Stockholders may not be able to transfer or otherwise dispose of the Company’s Common Stock.
•
The Company may have difficulty sourcing investment opportunities.
•
Due to the illiquid nature of the Company’s holdings in the Company’s portfolio companies, the Company may not be able to dispose of the Company’s interests in the Company’s portfolio companies.
•
The Company has and may continue to borrow money, which may increase the risk of investing in the Company.
•
Provisions in a credit facility or other borrowings may limit discretion in operating the Company’s business.
•
The Company will face competition for investment opportunities.
•
The Company may be the subject of litigation or similar proceedings.
•
Cybersecurity risks and cyber incidents may adversely affect the Company’s business or the business of the portfolio companies.
•
Compliance with the privacy laws to which the Company is subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action.
•
The Board of Directors may change the Company’s operating policies and strategies without prior notice or Stockholder approval, the effects of which may be adverse to the Company’s Stockholders.
•
The Company may not consummate any Liquidity Event.
•
No stockholder approval is required for certain mergers.

Risks Related to the Advisor and Its Affiliates

•
The Company’s ability to achieve the Company’s investment objective depends on the Advisor’s ability to manage and support.
•
The Company will be obligated to pay the Advisor an Incentive Fee even if the Company incurs a net loss.
•
The Company’s ability to enter into transactions with the Company’s affiliates is restricted.
•
The Company may make investments that could give rise to conflicts of interest.
•
The recommendations given to the Company by the Advisor may differ from those rendered to its other clients.
•
The Advisor’s liability is limited under the Investment Advisory Agreement, and the Company is required to indemnify the Advisor against certain liabilities.
•
Investment by employees of 5C in the Company and/or other 5C Accounts may lead to conflicts of interest.

Risks Related to Business Development Companies

•
Changes in laws or regulations governing the Company’s operations may adversely affect the Company’s business.
•
Failure to maintain the Company’s status as a BDC would reduce the Company’s operating flexibility.
•
Regulations governing the Company’s operation as a BDC and RIC affect the Company’s ability to raise capital.

Risks Related to the Company’s Investments

•
The Company’s investments in portfolio companies may be risky.
•
Investing in upper middle-market companies involves a number of significant risks.
•
The Company may not be in a position to exercise control over the Company’s portfolio companies.
•
Prepayments of the Company’s debt investments by the Company’s portfolio companies could adversely impact the Company.
•
The Company’s portfolio companies may be highly leveraged.
•
An investment strategy focused primarily on a limited number of privately held companies subjects the Company to risk of significant loss if there is a downtown in a particular industry or industries.
•
The Company may not have the funds or ability to make additional investments in the Company’s portfolio companies.
•
The prices of the debt instruments and other securities in which the Company invests may decline substantially.
•
The Company may not be able to realize expected returns on the Company’s invested capital.

Risks Related to the Private Placement of Common Stock

•
Stockholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.
•
Stockholders who default on their Capital Commitment to the Company will be subject to significant adverse consequences.
•
Certain Stockholders may have to comply with 1934 Act filing requirements.
•
If investors domiciled or having their registered office in the UK or the European Economic Area participate in the private placement, the Company may be subject to additional reporting, regulatory and compliance obligations pursuant to the Alternative Investment Fund Managers Directive (“AIFMD").

Risks Related to the Company’s Common Stock

•
Investing in the Company’s Common Stock involves a high degree of risk.
•
The amount of any distributions the Company may make on the Company’s Common Stock is uncertain.
•
The Company’s shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever.
•
The net asset value of the Company’s Common Stock may fluctuate significantly.
•
Stockholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.
•
Holders of the Company’s Preferred Stock have rights and preferences that could adversely affect holders of the Company’s Common Stock

Risks Related to Federal Income Tax

•
The Company cannot predict how tax reform legislation will affect the Company, the Company’s investments, or the Company’s Stockholders.
•
The Company will be subject to corporate-level U.S. federal income tax if the Company is unable to qualify for and maintain the Company’s tax treatment as a RIC.
•
The Company may have difficulty paying the Company’s required distributions if the Company recognizes income before or without receiving cash representing such income.
•
If the Company is not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. Stockholders will be treated as having received a dividend from the Company.

General Risk Factors

•
The Company may experience fluctuations in the Company’s operating results.
•
The Company is an “emerging growth company” under the JOBS Act which may make the Company’s Common Stock less attractive to investors.
•
Global economic, political and market conditions may adversely affect the Company’s business, financial condition and results of operations, including the Company’s revenue growth and profitability.

Risks Related to the Company’s Business and Structure

The Company and the Advisor have a limited operating history.

The Company is a new entity with a limited operating history and the Company has limited financial information on which a prospective investor can evaluate an investment in the Company’s Common Stock or the Company’s prior performance. Additionally, the Advisor and its affiliates have a limited operating history. As a result, the Company is subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that the Company will not achieve the Company’s investment objective and the value of a Stockholder’s investment could decline substantially or become worthless.

Additionally, the results of any other funds and accounts managed by the Company’s Founders or Advisor or their affiliates are not indicative of the results that the Company may achieve.

The Company is a privately placed BDC and the Company’s Stockholders may not be able to transfer or otherwise dispose of the Company’s Common Stock at desired times or prices, or at all.

The Company is a privately placed BDC. Pursuant to the Subscription Agreement, the Company’s Common Stock may generally only be transferred with the consent of the Company, which may be granted or withheld in the sole discretion of the Advisor. Additionally, the Company’s shares are not listed for trading on a stock exchange or other securities market. While the Company intends to pursue an Exchange Listing within seven years of the Company’s commencement of investment operations, subject to an additional one-year extension with the approval of the Board of Directors, there is no guarantee that the Company will achieve an Exchange Listing within this time period or at all or that a public market for the Company’s Common Stock will ever develop.

The Company may have difficulty sourcing investment opportunities.

The Company has not identified all of the potential investments for the Company’s portfolio that the Company wishes to acquire. The Company cannot assure investors that the Company will be able to locate a sufficient number of suitable investment opportunities to allow the Company to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private upper middle-market companies require substantial due diligence and structuring, and the Company cannot assure investors that the Company will achieve the Company’s anticipated investment pace. As a result, investors will be unable to evaluate future portfolio company investments, and the economic merits, transaction terms or other financial or operational data thereof, prior to making a decision to invest. Additionally, the Advisor will select the Company’s investments, and the Company’s Stockholders will have no input with respect to such investment decisions. Investors, therefore, must rely on the Advisor to implement the Company’s investment policies, to evaluate all of its investment opportunities and to structure the terms of its investments. These factors increase the uncertainty, and thus the risk, of investing in the Company’s Common Stock. To the extent the Company is unable to deploy all Capital Commitments, the Company’s investment income and, in turn, the Company’s results of operations, will likely be materially adversely affected.

In addition, the Company anticipates, based on the amount of proceeds raised in the Company’s initial closing or subsequent closings that it could take some time to invest substantially all of the capital the Company expects to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private upper middle-market companies. In order to comply with the RIC diversification requirements during the startup period, the Company may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which the Company expects will earn yields substantially lower than the interest, dividend or other income that the Company seeks to receive in respect of suitable portfolio investments. Distributions paid during this period may be substantially lower than the distributions the Company expects to pay when the Company’s portfolio is fully invested. Based on current market conditions, the Company anticipates that it may take several months for the Company to fully invest its available capital, depending on the availability of investment opportunities that are consistent with the Company’s investment objectives and strategies, the time needed to identify, negotiate and execute investments that the Company selects and due to the fact that it will be difficult to commit to investments prior to the receipt of such capital. However, if market conditions change, it may take longer for the Company to fully invest its available capital. The Company cannot assure you that it will achieve its targeted investment pace. The Company will pay the Management Fee to the Advisor throughout this interim period irrespective of the Company’s performance. If the Management Fee and the Company’s other expenses exceed the return on the temporary investments, the Company’s equity capital will be reduced. If the Company does not produce positive investment returns, expenses and fees will reduce the amount of the original invested capital recovered by the Stockholders to an amount less than the amount invested in the Company by such Stockholders.

The Company generally will not control the business operations of the Company’s portfolio companies.

The Company anticipates that the Company will acquire a significant percentage of the Company’s portfolio company investments from privately held companies in directly negotiated transactions. The Company does not expect to control most of the Company’s portfolio companies, although the Company may have board representation or board observation rights, and the Company’s debt agreements may impose certain restrictive covenants on the Company’s borrowers. As a result, the Company is subject to the risk that a portfolio company in which the Company invests may make business decisions with which the Company disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as a debt investor and could decrease the value of the Company’s portfolio holdings.

Due to the illiquid nature of the Company’s holdings in the Company’s portfolio companies, the Company may not be able to dispose of the Company’s interests in the Company’s portfolio companies.

The illiquidity of the Company’s portfolio company investments may make it difficult or impossible for the Company to sell investments if the need arises. Many of these investments will be subject to legal and other restrictions on resale or will otherwise be less liquid than exchange-listed securities or other securities for which there is an active trading market. The Company typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, maturity, refinancing, or initial public offering. If the Company is required to liquidate all or a portion of the Company’s portfolio quickly, the Company may realize significantly less than the value at which the Company has previously recorded the Company’s investments, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, investments purchased by the Company that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

The Company has and may continue to borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in the Company.

As part of the Company’s business strategy, the Company is permitted to borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on the Company’s assets that are senior to the claims of the Company’s Stockholders. If the value of the Company’s assets decreases, leverage would cause the Company’s net asset value to decline more sharply than it otherwise would have if the Company did not employ leverage. Similarly, any decrease in the Company’s income would cause net income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to make distributions on the Company’s Common Stock. Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds.

The Company’s ability to service any borrowings that the Company incurs will depend largely on the Company’s financial performance and will be subject to prevailing economic conditions and competitive pressures.

The Company cannot assure you that the Company will be able to obtain credit at all or on terms acceptable to the Company, which could affect the Company’s return on capital. However, to the extent that the Company uses leverage to finance the Company’s assets, the Company’s financing costs will reduce cash available for distributions to Stockholders. Moreover, the Company may not be able to meet the Company’s financing obligations and, to the extent that the Company cannot, the Company risks the loss of some or all of the Company’s assets to liquidation or sale to satisfy the obligations. In such an event, the Company may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Company’s total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain requirements under the 1940 Act are not met). Our initial stockholder and the Board approved a proposal to reduce the asset coverage ratio to 150%.

If the Company’s asset coverage ratio were to fall below 150%, the Company could not incur additional debt and may need to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on the Company’s operations and investment activities. Moreover, the Company’s ability to make distributions to you may be significantly restricted or the Company may not be able to make any such distributions at all.

As the Company may use leverage to partially finance the Company’s investments, you will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to shares of the Company’s Common Stock to increase more sharply than it would have had the Company not leveraged the Company’s business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause the Company’s net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to make distributions or pay dividends on the shares of Common Stock, make scheduled debt payments or other payments related to the Company’s securities.

In addition to having fixed-dollar claims on the Company’s assets that are superior to the claims of the Company’s Stockholders, if the Company has senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of the Company’s assets, including the Company’s portfolio of investments, the Company’s cash and/or the Company’s right to call unused Capital Commitments from the Stockholders. If the Company enters into a subscription credit facility, the lenders (or their agent) may have the right on behalf of the Company to directly call unused Capital Commitments and enforce remedies against the Stockholders. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the Stockholders.

Provisions in a credit facility or other borrowings may limit discretion in operating the Company’s business and defaults thereunder may adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company has entered into and may enter into additional credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that the Company will be able to close a credit facility or obtain other financing.

Further, if the Company’s borrowing base under a credit facility or other borrowings were to decrease, the Company may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of the Company’s assets are secured at the time of such a borrowing base deficiency, the Company could be required to repay advances under a credit facility or other borrowings or make deposits to a collection account, either of which could have a material adverse impact on the Company’s ability to fund future investments and to make distributions.

The Company may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on the Company’s business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce the Company’s liquidity and cash flow and impair the Company’s ability to manage and grow the Company’s business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings the Company enters into may limit the Company’s ability to create liens on assets to secure additional debt and may make it difficult for the Company to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. Any obligations to the Company’s creditors under the Company’s credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of the Company’s assets, including the Company’s portfolio of investments and cash. If the Company defaults, the Company may be forced to sell a portion of the Company’s investments quickly and prematurely at what may be disadvantageous prices to the Company in order to meet the Company’s outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the right to make capital calls of Stockholders may be pledged as collateral, which will allow the Company’s creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment. We may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company, including the portfolio companies it may invest in, is exposed to risks associated with high rates of inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the U.S., have experienced increased levels of inflation, and persistently high levels of inflation could have a material and adverse impact on the Company’s investments and its returns.

Certain of the portfolio companies in which the Company may invest may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on the Company’s loans. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Company’s investments could result in future unrealized losses and therefore reduce the Company’s net assets resulting from operations.

For example, if a portfolio company were unable to increase its revenue while the portfolio company’s cost of relevant inputs was increasing, the portfolio company’s profitability likely would suffer, which may impact returns on the Company’s investment therein. Likewise, to the extent a portfolio company has revenue streams that are slow or unable to adjust to changes in inflation, including by contractual arrangements or otherwise, the portfolio company could increase revenue by less than its expenses increase. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own.

The Company is exposed to risks associated with changes in interest rates.

Because the Company anticipates that it will borrow money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests those funds. Rising interest rates could also adversely affect the Company’s performance if such increases cause the Company’s borrowing costs to rise at a rate in excess of the rate that the Company’s investments yield. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates and also could increase the Company’s interest expense, thereby decreasing the Company’s net income.

In periods of rising interest rates, to the extent the Company borrows money subject to a floating interest rate, the Company’s cost of funds would increase, which could reduce the Company’s net investment income. Further, rising interest rates could also adversely affect the Company’s performance if the Company holds investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase the Company’s interest expense, even though the Company’s interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If interest rates rise, there is a risk that the portfolio companies in which the Company holds floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Company. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.

The Company may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate the Company’s exposure to adverse fluctuations in interest rates and the Company may increase the Company’s floating rate investments to position the portfolio for rate increases. However, the Company cannot assure you that such transactions will be successful in mitigating the Company’s exposure to interest rate risk or if the Company will enter into such interest rate hedges. Hedging transactions may also limit the Company’s ability to participate in the benefits of lower interest rates with respect to the Company’s portfolio investments.

The Company may expose itself to risks if the Company engages in hedging transactions.

The Company may enter into hedging transactions, which may expose the Company to risks associated with such transactions. The Company may utilize instruments such as forward contracts and currency options to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. The fair value (rather than the notional value) of any derivatives the Company enters into will be included in the Company’s calculation of gross assets for purposes of calculating the Management Fee. Additionally, derivatives will be accounted for as realized or unrealized gains (losses) for accounting purposes and could impact the portion of the Incentive Fee based on realized capital gains. As a result, any derivatives the Company enters into that result in realized gains may increase the amount of the fees you will be required to pay the Company.

Hedging against a decline in the values of the Company’s portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that the Company is not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose the Company to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

The Company’s investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Board of Directors and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments.

There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. As a result, the Company will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by the Board of Directors. In accordance with Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Advisor to serve as the Valuation Designee. Subject to the oversight of the Board of Directors, the Advisor will value the Company’s investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. In connection with that determination, portfolio company valuations will be prepared using different sources, including preliminary valuations obtained from independent valuation firms and/or proprietary models depending on the availability of information and the type of asset being valued, all in accordance with the Advisor’s valuation policy.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Advisor has a conflict of interest in fair valuing the Company’s investments, as the Advisor’s Management Fee is based in part on the Company’s gross assets. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by the Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in net asset value. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Any unrealized depreciation the Company experiences on the Company’s portfolio may be an indication of future realized losses, which could reduce the Company’s income available for distribution.

As a BDC, the Company is required to carry its investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by the Board of Directors. Decreases in the market values or fair values of the Company’s investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce the Company’s net asset value.

The Company will face competition for investment opportunities, which could delay investment of the Company’s capital, reduce returns and result in losses.

The Company will compete for investments with other BDCs and investment funds (including registered investment companies, private equity or credit funds and mezzanine funds) and other clients of the Advisor or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in the Company’s target market of privately owned U.S. companies. The Company may experience increased competition from banks and investment vehicles who may continue to lend to the middle-market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. upper middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of the Company’s competitors are substantially larger and have considerably greater financial and marketing resources than the Company does. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to the Company. In addition, some competitors may have higher risk tolerances or different risk assessments than the Company. These characteristics could allow the Company’s competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than the Company is able to do.

The Company may lose investment opportunities if the Company does not match the Company’s competitors’ pricing, terms, and investment structure criteria. If the Company is forced to match these competitors’ investment terms, the Company may not be able to achieve acceptable returns on the Company’s investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of the Company’s competitors in the Company’s target market could force the Company to accept less attractive investment terms. Furthermore, many competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on the Company as a BDC and/or the source of income, asset diversification and distribution requirements the Company must satisfy to maintain the Company’s RIC tax treatment. The competitive pressures the Company faces, and the manner in which the Company reacts or adjusts to competitive pressures, may have a material adverse effect on the Company’s business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time. Also, the Company may not be able to identify and make investments that are consistent with the Company’s investment objective.

The Company may be the subject of litigation or similar proceedings.

In the ordinary course of its business, the Company may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. The Company’s investment activities may include activities that will subject it to the risks of becoming involved in litigation by third parties. Any litigation may consume substantial amounts of the Advisor’s and 5C’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The adoption of new or the enhancement of existing laws and regulations may further increase the risk of litigation. Any such litigation would likely have a negative financial impact on the Company. For instance, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce the Company’s net assets.

The Company is dependent on information systems and systems failures could significantly disrupt the Company’s business, which may, in turn, negatively affect the Company’s liquidity, financial condition or results of operations.

The Company’s business is dependent on the Company’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in the Company’s activities. The Company’s financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond the Company’s control. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts;
•
outages due to idiosyncratic issues at specific service providers; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on the Company’s operating results and negatively affect the net asset value of the Company’s Common Stock and the Company’s ability to pay distributions to the Company’s Stockholders.

Cybersecurity risks and cyber incidents may adversely affect the Company’s business or the business of the Company’s portfolio companies by causing a disruption to the Company’s operations or the operations of the Company’s portfolio companies, a compromise or corruption of the Company’s confidential information or the confidential information of the Company’s portfolio companies and/or damage to the Company’s business relationships or the business relationships of the Company’s portfolio companies, all of which could negatively impact the business, financial condition and operating results of the Company or the Company’s portfolio companies.

The Company depends heavily upon computer systems to perform necessary business functions. Despite the Company’s implementation of a variety of security measures, the Company’s computer systems, networks, and data, like those of other companies, could be subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of the Company or the Company’s portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins, or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of the Company’s disaster recovery systems, or employee error. These events could involve gaining unauthorized access to the Company’s information systems or those of the Company’s portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As the Company’s and the Company’s portfolio companies’ reliance on technology has increased, so have the risks posed to the Company’s information systems, both internal and those provided by third-party service providers, and the information systems of the Company’s portfolio companies. The Company has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that the Company’s financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which the Company does business may also be sources of cybersecurity or other technological risk. The Company may outsource certain functions and these relationships allow for the storage and processing of the Company’s information, as well as client, counterparty, employee, and borrower information. While the Company engages in actions to reduce the Company’s exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the Company’s data, resulting in increased costs and other consequences as described above.

Additionally, policies of extended periods of remote working, whether by the Company or the Company’s service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above as remote working environments may be less secure and more susceptible to hacking attacks.

Compliance with the privacy laws to which the Company is subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of the Company or the Company’s portfolio companies.

The Company and the Company’s portfolio companies, as well as the Advisor and 5C, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which we/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (the “EU”) (and its member states), and the United Kingdom (the “UK”) (regardless of where the Advisor, 5C, the Company and the Company’s portfolio companies, and their/the Company’s affiliates have establishments) from time to time, including, but not limited to, the General Data Protection Regulation (EU 2016/679) (the “GDPR”) and the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) (collectively, the “Privacy Laws”).

Compliance with the applicable Privacy Laws may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the Advisor, 5C, the Company and the Company’s portfolio companies, and/ or each of their affiliates, which may increase over time (in particular in relation to any transfers of relevant personal data to third parties located in certain jurisdictions).

Further, failure to comply with the Privacy Laws may lead to the Advisor, 5C, the Company and the Company’s portfolio companies, and/or the Company’s affiliates incurring fines and/or suffering other enforcement action or reputational damage. For example, failure to comply with the GDPR, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), liabilities from third-party claims.

The Company’s United States operations in particular will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, where such laws focus on privacy as an individual right in general. For example, California has passed the CCPA, which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers, and either meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA, effective as of January 1, 2023. The CPRA established a new state agency focused on the enforcement of its privacy laws, which will likely lead to greater levels of enforcement and greater costs related to compliance with the CCPA (and CPRA).

Other states in the United States, have either passed, proposed or are considering similar law and regulations to the GDPR and the CCPA (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, and the Virginia Consumer Data Protection Act passed March 2, 2021, the Colorado Privacy Act passed on July 8, 2021, the Utah Consumer Privacy Act passed on March 24, 2022, and the Connecticut Data Privacy Act passed on May 10, 2022, all of which have become effective in 2023), which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability on regulated entities.

The Board of Directors may change the Company’s operating policies and strategies without prior notice or Stockholder approval, the effects of which may be adverse to the Company’s Stockholders.

The Board of Directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without Stockholder approval. However, absent Stockholder approval, the Company may not be able to change the nature of the Company’s business so as to cease to be, or withdraw the Company’s election as, a BDC. The Company cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on the Company’s business, net asset value, operating results and the value of the Company’s securities. However, the effects might be adverse, which could negatively impact the Company’s ability to pay you distributions and cause you to lose all or part of your investment. Moreover, the Company will have significant flexibility in investing the net proceeds of the Company’s Private Offerings and may use the net proceeds from the Company’s Private Offerings in ways with which the Company’s investors may not agree.

The Company may not consummate any Liquidity Event, despite its intention to do so, and may determine to offer its Stockholders the option to restructure their investment, or the Company may be wound down and/or liquidated and dissolved in an orderly manner.

The Company cannot assure prospective investors when the Company will undertake any Liquidity Event, including an Exchange Listing, or that the Company will undertake any Liquidity Event, including an Exchange Listing. If the Company undertakes an Exchange Listing, the Company cannot assure prospective investors of the share price at which such listing would be consummated. If the Company does not consummate any Liquidity Event, the Company may determine to (but shall not be obligated to) offer Stockholders the option to restructure their investment in the Company by either (i) exchanging all or a portion of their shares of Common Stock and any unfunded Capital Commitment in the Company for an interest in a Liquidating Vehicle and/or (ii) exchanging their shares of Common Stock for shares in a newly formed entity that will elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to publicly list its shares. Any such restructuring may be predicated upon the Company obtaining an exemptive order from the SEC, as well as applicable approvals from the Board of Directors and/or Stockholders.

While the Company’s term is indefinite, if the Company has not effectuated any aforementioned restructuring and have not consummated any Liquidity Event within the timeline indicated herein, the Board of Directors (subject to any necessary Stockholder approvals and applicable requirements of Maryland law and the 1940 Act) shall use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner, subject to any alternative determination by the Company’s Stockholders.

If the Company has not effectuated any aforementioned restructuring and have not consummated any Liquidity Event within the timeline indicated herein, the Company may be required to sell investments at an inopportune time, which could adversely affect the Company’s performance and/or cause the Company to seek to invest in loans with a shorter term than would be the case if the timeline was extended, which might adversely affect the nature and/or quality of the Company’s investments. The liquidation or winding up process may cause the Company’s fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by the Company from the sale or repayment of investments could result in an increased concentration of the Company’s portfolio, which could increase the risks associated with ownership of the Company’s Common Stock.

The Company’s business model depends upon the development and maintenance of strong referral relationships with other market participants.

The Company is substantially dependent on the Company’s informal relationships, which the Company uses to help identify and gain access to investment opportunities. If the Company fails to maintain these relationships with key firms, or if the Company fails to establish strong referral relationships with other firms or other sources of investment opportunities, the Company will not be able to grow its portfolio of investments and achieve its investment objective. In addition, persons with whom the Company has informal relationships are not obligated to inform the Company of investment opportunities, and therefore such relationships may not lead to the origination of debt or other investments. Any loss or diminishment of such relationships could effectively reduce the Company’s ability to identify attractive portfolio companies that meet the Company’s investment criteria, either for direct debt investments or secondary transactions.

In addition, the Advisor also depends on its relationships with corporations, financial institutions and investment firms, and the Company will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the Advisor fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, the Company may not be able to grow the Company’s investment portfolio. In addition, individuals with whom the Advisor has relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

Certain investors are limited in their ability to make significant investments in the Company.

Investment companies regulated under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of the Company’s total outstanding voting shares (measured at the time of the acquisition), unless these funds comply with an exemption under the 1940 Act as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in the Company’s securities. Private funds that are excluded from the definition of investment company either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to this restriction. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

No stockholder approval is required for certain mergers.

The Board of Directors may be able to undertake to approve mergers between the Company and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require stockholder approval so investors will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the then current net asset value ("NAV") per share of the Company. These mergers may involve funds managed by affiliates of the Advisor.

Risks Related to the Advisor and Its Affiliates

The Company’s ability to achieve the Company’s investment objective depends on the Advisor’s ability to manage and support the Company’s investment process.

The Company does not have any employees. Additionally, the Company has no internal management capacity other than the Company’s appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of the Advisor and 5C to achieve the Company’s investment objective. The Advisor evaluates, negotiates, structures, executes, monitors and services the Company’s investments. The Company’s success will depend to a significant extent on the continued service and coordination of the Advisor, including its key professionals. See “Risk Factors—The Advisor relies on key personnel, the loss of any of whom could impair its ability to successfully manage the Company.” The Advisor will also depend upon investment professionals to obtain access to deal flow generated by the Company.

The Company’s ability to achieve the Company’s investment objective will also depend on the ability of the Advisor to identify, analyze, invest in, finance, and monitor companies that meet the Company’s investment criteria. The Advisor’s capabilities in structuring the investment process and providing competent, attentive and efficient services to the Company depends on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve the Company’s investment objective, the Advisor may need to retain, hire, train, supervise, and manage new investment professionals to participate in the Company’s investment selection and monitoring process. The Advisor may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations. The Advisor may also be called upon to provide managerial assistance to the Company’s portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by the Company on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Voting Securities or by the vote of the Company’s Independent Directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by the Advisor upon 60 days’ notice to the Company. Furthermore, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Advisor. If the Advisor resigns or is terminated, or if the Company does not obtain the requisite approvals of the Company’s Stockholders and the Board of Directors to approve an agreement with the Advisor after an assignment, the Company may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If the Company is unable to do so quickly, the Company’s operations are likely to experience a disruption and costs under any new agreements that the Company enters into could increase. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objective may result in additional costs and time delays. The Company’s financial condition, business and results of operations, as well as the Company’s ability to meet the Company’s payment obligations under any indebtedness and to pay distributions, are likely to be adversely affected, and the value of the Company’s Common Stock may decline.

In addition, the Advisor depends on its relationships with corporations, financial institutions and investment firms, and the Company will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the Advisor fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, the Company may not be able to grow the Company’s investment portfolio. In addition, individuals with whom the Advisor has relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

The Advisor relies on key personnel, the loss of any of whom could impair its ability to successfully manage the Company.

The ability of the Company to achieve its investment objective is highly dependent upon the skills of the Advisor in analyzing, acquiring, originating and managing the Company’s assets. As a result, the Company depends on the experience and expertise of certain individuals associated with the Advisor, any of whom may cease to be associated with the Advisor at any point. The loss of one or more of these individuals could have a material adverse effect on the ability of the Company to achieve its investment objective. In particular, the Company is highly dependent on the involvement of Thomas Connolly and Michael Koester in its investment activities. If both of Messrs. Connolly and Koester fail to remain actively involved in the Company’s investment activities, a Key Person Event will occur. In the event of a Key Person Event, the Company will promptly provide a Key Person Notice to all Stockholders consistent with its obligations under the U.S. federal securities laws, and the Commitment Period of the Company shall be suspended until the earlier of (i) the one hundred twentieth (120th) calendar day following the date that the Key Person Notice is provided and (ii) the Suspension Period; provided, that, during a Suspension Period, a majority of Stockholders may elect to end the Suspension Period (in which case the investment period shall resume immediately following such election).

For the avoidance of doubt, during a Suspension Period, the Company may issue drawdowns or utilize its assets to pay Company expenses, complete investments in certain transactions, including follow-on investments, fund any guaranteed obligations and/or as necessary for the Company to preserve its tax status. The provisions described in this paragraph will not apply upon the effectuation of any Exchange Listing.

In addition, individuals not currently associated with the Advisor may become associated with the Advisor and the performance of the Company may also depend on the experience and expertise of such individuals.

The Advisor has entered into the Resource Sharing Agreement with 5C Investment Partners Advisor, pursuant to which 5C Investment Partners Advisor will provide the Advisor with experienced investment professionals and access to the resources of 5C Investment Partners Advisor so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement, there can be no assurance that 5C Investment Partners Advisor will perform its obligations under the Resource Sharing Agreement. In addition, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

The Company’s fee structure may create a conflict of interest due to the incentives for the Advisor to make speculative investments or use substantial leverage.

The Incentive Fee payable by the Company to the Advisor may create an incentive for the Advisor to make investments on the Company’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. These compensation arrangements could affect the Advisor’s or its affiliates’ judgment with respect to investments made by the Company, which allow the Advisor to earn increased Management Fees and Incentive Fees. The way in which the Incentive Fee is determined may encourage the Advisor to use leverage to increase the leveraged return on the Company’s investment portfolio.

In addition, the fact that the Company’s Management Fee is payable based upon the Company’s average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts may encourage the Advisor to use leverage to make additional investments. Such a practice could make such investments riskier than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of the Company defaulting on the Company’s borrowings, which would be detrimental to holders of the Company’s securities.

The “catch-up” portion of the Incentive Fee may encourage the Company’s Advisor to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

The Company may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent the Company so invests, bear the Company’s ratable share of any such investment company’s expenses, including management and performance fees. The Company also remains obligated to pay Management Fees and Incentive Fees to the Company’s Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of the Company’s Stockholders will bear his or her share of the Management Fees and Incentive Fees of the Company’s Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which the Company invests.

The Advisor and its affiliates may have incentives to favor their respective other funds, accounts and clients over the Company, which may result in conflicts of interest that could be adverse to the Company and the Company’s investment opportunities and harmful to the Company.

The Advisor and its affiliates may, from time to time, manage assets for funds and accounts other than the Company. While the Advisor and its affiliates will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by the Advisor and its affiliates in managing its other funds and accounts could conflict with the transactions and strategies employed by the Advisor in managing the Company and may affect the prices and availability of investments. The Advisor and its affiliates may, from time to time, give advice and make investment recommendations to other affiliate-managed investment vehicles that differ from advice given to, or investment recommendations made to, the Company, even though their investment objective may be the same or similar to the Company’s. Other affiliate-managed investment vehicles, whether now existing or created in the future, could compete with the Company for the purchase and sale of investments.

With respect to the allocation of investment opportunities among the Company and other affiliated funds and accounts, the ability of the Advisor to recommend such opportunities to the Company may be restricted by applicable laws or regulatory requirements (including the 1940 Act) and the Advisor will allocate investment opportunities and realization opportunities between the Company and other affiliated funds and accounts in a manner that is consistent with the adopted written investment allocation policies and procedures established by the Advisor and its affiliates, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a fair and equitable basis. The outcome of any allocation determination by the Advisor and its affiliates may result in the allocation of all or none of an investment opportunity to the Company. 5C’s allocation of investment opportunities among the Company and other affiliated investment funds and accounts in the manner discussed above may not result in proportional allocations, and such allocations may be more or less advantageous to some relative to others.

To the extent the Company and such other funds and accounts invest in the same portfolio investments, actions taken by the Advisor or its affiliates on behalf of such other funds and accounts may be adverse to the Company and the Company’s investments, which could harm the Company’s performance. For example, the Company may invest in the same credit obligations, although, to the extent permitted under the 1940 Act, the Company’s investments may include different obligations or levels of the capital structure of the same issuer. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held. Conflicts may also arise because portfolio decisions regarding the Company’s portfolio may benefit such funds and accounts. On the other hand, such funds and accounts may pursue or enforce rights with respect to one of the Company’s portfolio companies, and those activities may have an adverse effect on the Company. As a result, prices, availability, liquidity and terms of the Company’s investments may be negatively impacted by the activities of such funds and accounts, and transactions for the Company may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

In addition, a conflict of interest exists to the extent the Advisor, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Advisor’s or its affiliates’ employee benefit plans. In these circumstances, the Advisor has an incentive to favor these other investment companies or accounts over the Company. The Board of Directors seeks to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Advisor and its affiliates may face conflicts of interest with respect to services performed for issuers in which the Company invests and their use of service providers.

Conflicts of interest may exist with respect to the Advisor’s selection of brokers, dealers, transaction agents, counterparties and financing sources for the execution of the Company’s transactions. When engaging these services, the Advisor may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular service provider, as well as other factors that the Advisor deems appropriate to consider under the circumstances. Service providers and financing sources may provide other services that are beneficial to the Advisor and their affiliates, but that are not necessarily beneficial to the Company, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Advisor’s selection of service providers and financing sources.

In addition, the Advisor or an affiliate thereof may exercise its discretion to recommend to a business in which the Company has made an investment, that it contract for services with (i) the Advisor or a related person of the Advisor (which may include a business in which the Company has made an investment); (ii) an entity with which the Advisor or its affiliates and their employees has a relationship or from which the Advisor or its affiliates otherwise derives financial or other benefit, including relationships with joint venturers or co-venturers, or relationships where personnel of the Advisor or its affiliates are seconded, or from which the Advisor or its affiliates receives secondees; or (iii) certain investors (including Stockholders) or their affiliates. Such relationships may influence decisions that the Advisor makes with respect to the Company. Although the Advisor and its affiliates select service providers that it believes are aligned with the Company’s operational strategies and that enhance portfolio company performance and, relatedly, the Company’s returns, the Advisor has a potential incentive to make recommendations because of its or its affiliates’ financial or other business interest. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.

The Advisor and its affiliates’ personnel will work on other projects and conflicts may arise in the allocation of personnel between the Company and other funds, accounts or projects.

The Company’s Advisor and its affiliates will devote such time as they deem necessary to conduct the Company’s business affairs in an appropriate manner. However, the Advisor’s personnel, as well as the personnel of 5C, will work on matters related to other funds and accounts. Employees of affiliates of the Advisor may also serve as directors, or otherwise be associated with, companies that are competitors of businesses in which the Company has made investments. These businesses may also be counterparties or participants in agreements, transactions, or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Advisor or its affiliates.

In addition, the Advisor and its affiliates may also, from time to time, employ employees of its affiliates with pre-existing ownership interests in businesses owned by the Company; conversely, former employees of the Advisor and/or its affiliates are expected, from time to time, to serve in significant management roles at businesses or service providers recommended by the Advisor. In such capacity, this may give rise to conflicts to the extent that an employee’s fiduciary duties to such business may conflict with the Company’s interests, but, because the Advisor and/or affiliates will generally have made a significant investment in such business, it is expected that such interests will generally be aligned.

The Company’s access to confidential information may restrict the Company’s ability to take action with respect to some investments, which, in turn, may negatively affect the Company’s results of operations.

The Company, directly or through the Advisor, may obtain confidential information about the companies in which the Company has invested or may invest or be deemed to have such confidential information. The Advisor, including its investment personnel, may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to the Company’s detriment, limit the ability of the Company and the Advisor to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Advisor may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict the Company’s ability to trade in the securities of such companies. For example, if personnel of the Advisor come into possession of material non-public information with respect to the Company’s investments, such personnel will be restricted by the Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with the Company’s management team, even where the disclosure of such information would be in the Company’s best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Advisor to enter into or exit from potentially profitable investments for the Company, which could have an adverse effect on the Company’s results of operations. Accordingly, there can be no assurance that the Company will be able to fully leverage the resources and industry expertise of the Advisor in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with the Advisor will be precluded from providing services to the Company because of certain confidential information available to those individuals or to other parts of the Advisor.

The Company will be obligated to pay the Advisor an Incentive Fee even if the Company incurs a net loss due to a decline in the value of the Company’s portfolio and even if the Company’s earned interest income is not payable in cash.

The Investment Advisory Agreement entitles the Advisor to receive an Incentive Fee that is based on the Company’s Pre-Incentive Fee Net Investment Income regardless of any capital losses. In such case, the Company may be required to pay the Advisor an Incentive Fee for a fiscal quarter even if there is a decline in the value of the Company’s portfolio or if the Company incurs a net loss for that quarter.

Any Incentive Fee payable by the Company that relates to Pre-Incentive Fee Net Investment Income may be computed and paid on PIK income. PIK income will be included in the Pre-Incentive Fee Net Investment Income used to calculate the incentive fee to the Advisor even though the Company does not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Advisor is not obligated to reimburse the Company for any part of the Incentive Fee it received that was based on accrued interest income that the Company never received as a result of a subsequent default.

The quarterly Incentive Fee on income is recognized and paid without regard to: (i) the trend of Pre-Incentive Fee Net Investment Income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, the Company may be required to recognize taxable income in some circumstances in which the Company does not receive a corresponding payment in cash and to make distributions with respect to such income to maintain the Company’s tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, the Company may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that the Company is required to pay the Incentive Fee on income with respect to such accrued income. As a result, the Company may have to sell some of the Company’s investments at times and/or at prices the Company would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, the Company may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The Company’s ability to enter into transactions with the Company’s affiliates is restricted.

The Company is prohibited under the 1940 Act from participating in certain transactions with certain of the Company’s affiliates without the prior approval of a majority of the Company’s Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be the Company’s affiliate for purposes of the 1940 Act, and the Company will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of the Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, including other funds or clients advised by the Advisor or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of the Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or directors or their affiliates or anyone who is under common control with the Company. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, the Company may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of the Advisor or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to the Company.

The Company and certain of the Company’s affiliates has received exemptive relief from the SEC that the Company intends to rely on to permit the Company to co-invest with other funds and accounts managed by the Advisor or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company will be permitted to co-invest with certain of the Company’s affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and the Company’s Stockholders and do not involve overreaching of the Company or the Company’s Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s Stockholders and is consistent with the Company’s investment objective and strategies, and (3) the investment by the Company’s affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which the Company’s affiliates are investing.

In addition to co-investing pursuant to the exemptive relief, the Company may invest alongside affiliates or their affiliates in certain circumstances where doing so is consistent with applicable law and current regulatory guidance. For example, the Company may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting the Company and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Company negotiates no terms other than price. The Company may, in certain cases, also make investments in securities owned by affiliates that the Company acquires from non-affiliates. In such circumstances, the Company’s ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, the Company may realize a loss on such investments that might have been prevented or reduced had the Company not been restricted in participating in such restructuring or other transaction.

In situations when co-investment with the Advisor’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief granted to the Company by the SEC, the Advisor will need to decide which client or clients will proceed with the investment. Generally, the Company will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, the Company will not be permitted to participate. Moreover, except in certain circumstances, the Company will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

The Company may make investments that could give rise to conflicts of interest.

The Company does not expect to invest in, or hold securities of, companies that are controlled by an affiliate and/or an affiliate’s other clients. However, the Advisor or an affiliate’s other clients may invest in, and gain control over, one of the Company’s portfolio companies. If the Advisor or an affiliate’s other client, or clients, gains control over one of the Company’s portfolio companies, it may create conflicts of interest and may subject the Company to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions the Advisor may be unable to implement the Company’s investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Advisor may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Advisor may choose to exit such investments prematurely and, as a result, the Company may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than the Company as a result of such transactions, the Company’s interests may not be aligned.

The recommendations given to the Company by the Advisor may differ from those rendered to its other clients.

The Advisor and its affiliates may, from time to time, give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Company even though such other clients’ investment objectives may be similar to the Company’s, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Advisor’s liability is limited under the Investment Advisory Agreement, and the Company is required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on the Company’s behalf than it would when acting for its own account.

The Advisor will not assume any responsibility to the Company other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of the Board of Directors in declining to follow the Advisor’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Advisor and its directors, officers, stockholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Advisor is not liable to the Company for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence in the performance of their duties. The Company also agrees to indemnify, defend and protect the Advisor and its directors, officers, stockholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Sections 17(i) and 17(h) of the 1940 Act, neither the Advisor nor any of its affiliates, directors, officers, members, employees, agents, or representatives is protected against any liability to the Company or the Company’s investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead the Advisor to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

Investment by employees of 5C in the Company and/or other 5C Accounts may lead to conflicts of interest.

Employees of 5C, including members of the Investment Committee, are permitted to invest, and at times will invest significantly, in 5C Accounts, including the Company. Such investments can operate to align the interests of 5C and their employees with the interests of the 5C Accounts and their investors, but will also give rise to conflicts of interest as such employees can have an incentive to favor the 5C Accounts in which they participate or from which they are otherwise entitled to share in returns or fees. Further, from time to time, employees of 5C, or members of their families, could have an interest in a particular transaction, or in securities or other financial instruments of the same kind or class, or a different kind or class, of the same obligor or issuer, that 5C directs for a Client, including the Company.

The Advisor’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Advisor, and thus, the Company.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Advisor or its affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Advisor, and thus, the Company.

There are risks associated with any potential merger with or purchase of assets of another fund.

The Advisor may in the future recommend to the Board of Directors that the Company merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Advisor or its affiliates (including another BDC). The Company does not expect that the Advisor would recommend any such merger or asset purchase unless it determines that it would be in the best interest of the Company and the Company’s Stockholders, with such determination dependent on factors it deems relevant, which may include the Company’s historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and equity holders of both funds. If the Advisor is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Advisor by the Company and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Advisor as a result of managing a single, larger fund instead of two separate funds.

The Company’s Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect the Company’s business, results of operations and financial condition.

The Company’s Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If the Company’s Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, the Company’s business, results of operations and financial condition are likely to be adversely affected and the value of the Company’s Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into the Company’s business and lack of familiarity with the Company’s investment objective may result in additional costs and time delays that may materially adversely affect the Company’s business, results of operations and financial condition.

Any sub-administrator that the Administrator engages to assist the Administrator in fulfilling its responsibilities could resign from its role as sub-administrator, and a suitable replacement may not be found, resulting in disruptions that could adversely affect the Company’s business, results of operations and financial condition.

The Company’s Administrator has the right under the Administration Agreement to enter into one or more sub-administration agreements with other administrators (each a “Sub-Administrator”) pursuant to which the Administrator may obtain the services of the Sub-Administrator(s) to assist the Administrator in fulfilling its responsibilities under the Administration Agreement. If any such Sub-Administrator resigns, it may be difficult to find a new Sub-Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, the Company’s business, results of operations and financial condition are likely to be adversely affected and the value of the Company’s Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into the Company’s business and lack of familiarity with the Company’s investment objective may result in additional costs and time delays that may materially adversely affect the Company’s business, results of operations and financial condition.

Risks Related to Business Development Companies

Changes in laws or regulations governing the Company’s operations may adversely affect the Company’s business or cause the Company to alter the Company’s business strategy.

The Company and the Company’s portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing the Company’s permitted investments may require a change to the Company’s investment strategy. Such changes could differ materially from the Company’s strategies and plans as set forth in this Report and may shift the Company’s investment focus from the areas of expertise of the Advisor. Thus, any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of your investment in the Company.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

The Company is subject to limited restrictions with respect to the proportion of the Company’s assets that may be invested in a single issuer.

The Company is operating as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of the Company’s assets that the Company may invest in a single issuer. Beyond the asset diversification requirements associated with the Company’s qualification as a RIC for U.S. federal income tax purposes, the Company does not have fixed guidelines for diversification. While the Company is not targeting any specific industries, the Company’s investments may be focused on relatively few industries. To the extent that the Company holds large positions in a small number of issuers, or within a particular industry, the Company’s net asset value may be subject to greater fluctuation. The Company may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

The requirement that the Company invest a sufficient portion of the Company’s assets in qualifying assets could preclude the Company from investing in accordance with the Company’s current business strategy; conversely, the failure to invest a sufficient portion of the Company’s assets in qualifying assets could result in the Company’s failure to maintain the Company’s status as a BDC.

As a BDC, the 1940 Act prohibits the Company from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, the Company is required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, the Company may be precluded from investing in what the Company believes are attractive investments if such investments are not qualifying assets, or if necessary to maintain or status as a RIC. Conversely, if the Company fails to invest a sufficient portion of the Company’s assets in qualifying assets, the Company could lose the Company’s status as a BDC, which would have a material adverse effect on the Company’s business, financial condition and results of operations. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of the Company’s position, or could require the Company to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the then-current value of such investments.

Failure to maintain the Company’s status as a BDC would reduce the Company’s operating flexibility.

If the Company does not remain a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject the Company to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against the Company and/or expose the Company to claims of private litigants. In addition, any such failure could cause an event of default under the Company’s future outstanding indebtedness, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

Regulations governing the Company’s operation as a BDC and RIC affect the Company’s ability to raise capital and the way in which the Company raises additional capital or borrows for investment purposes, which may have a negative effect on the Company’s growth. As a BDC, the necessity of raising additional capital may expose the Company to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, the Company may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Company may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Company’s total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If the Company issues senior securities, the Company will be exposed to risks associated with leverage, including an increased risk of loss. The Company’s ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit the Company’s investment opportunities and reduce the Company’s ability in comparison to other companies to profit from favorable spreads between the rates at which the Company can borrow and the rates at which the Company can lend. Therefore, the Company intends to seek to continuously issue equity securities, which may lead to Stockholder dilution.

For U.S. federal income tax purposes, the Company is required to recognize taxable income (such as deferred interest that is accrued as OID) in some circumstances in which the Company does not receive a corresponding payment in cash and to make distributions with respect to such income to maintain the Company’s status as a RIC. Under such circumstances, the Company may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that the Company is required to pay an incentive fee with respect to such accrued income. As a result, the Company may have to sell some of the Company’s investments at times and/or at prices the Company would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, the Company may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

The Company may borrow to fund investments. If the value of the Company’s assets declines, the Company may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit the Company from paying distributions and could prevent the Company from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If the Company cannot satisfy the asset coverage test, the Company may be required to sell a portion of the Company’s investments and, depending on the nature of the Company’s debt financing, repay a portion of the Company’s indebtedness at a time when such sales may be disadvantageous.

In addition, the Company anticipates that as market conditions permit, the Company may securitize the Company’s loans to generate cash for funding new investments. To securitize loans, the Company may create a subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. The Company would retain all or a portion of the equity in the securitized pool of loans. The Company’s retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. The term “subsidiary” includes entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. Further, the Company will treat a subsidiary’s assets as assets of the Company for purposes of determining compliance with various provisions of the 1940 Act applicable to the Company, including those relating to investment policies (Section 8), capital structure and leverage (Sections 18 and 61) and affiliated transactions and custody (Sections 17 and 57). The Company would generally expect to consolidate any such subsidiary for purposes of our financial statements and compliance with the 1940 Act. In addition, the Board of Directors will comply with the provisions of Section 15 of the 1940 Act with respect to a subsidiary’s investment advisory contract, if applicable.

Under the 1940 Act, the Company generally is prohibited from issuing or selling the Company’s shares at a price per share, after deducting selling commissions and dealer manager fees, that is below the Company’s net asset value per share, which may be a disadvantage as compared with other public companies. The Company may, however, sell the Company’s shares, or warrants, options or rights to acquire the Company’s Common Stock, at a price below the current net asset value per share if the Board of Directors, including the Company’s Independent Directors, determine that such sale is in the Company’s best interests and the best interests of the Company’s Stockholders, and the Company’s Stockholders, as well as those Stockholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities.

Risks Related to the Company’s Investments

The Company’s investments in portfolio companies may be risky, and the Company could lose all or part of the Company’s investments.

The Company primarily invests in U.S.-domiciled upper middle-market companies through direct originations of first lien debt (including stand-alone first lien loans, “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position and first lien secured bonds) and, to a lesser extent, second lien debt, unsecured debt and equity or equity-related investments. The companies in which the Company intends to invest are typically highly leveraged, and, in most cases, the Company’s investments in these companies are not rated by any rating agency. If these instruments were rated, the Company believes that they would likely receive a rating of below investment grade (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which the Company may invest may be “covenant-lite” loans. The Company uses the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent the Company invests in “covenant-lite” loans, the Company may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, the Company’s investments may result in an above-average amount of risk and volatility or loss of principal. The Company also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect the Company’s investment returns. See “—Risks Related to The Company’s Investments—Investing in upper middle-market companies involves a number of significant risks.”

First Lien Debt. When the Company makes a first lien loan, the Company generally takes a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which the Company expects to help mitigate the risk that the Company will not be repaid. However, there is a risk that the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, the Company’s lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should the Company need to enforce the Company’s remedies. In addition, in connection with the Company’s “last out” first lien loans, the Company enters into agreements among lenders. Under these agreements, the Company’s interest in the collateral of the first lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company.

Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. This may result in greater risk and loss of principal on these loans.

Second Lien Debt. The Company’s investments in second lien debt generally are subordinated to senior loans and will have a junior security interest. As such, other creditors may rank senior to the Company in the event of insolvency. This may result in greater risk and loss of principal.

Unsecured Debt. The Company’s investments in unsecured debt generally are subordinated to senior loans. As such, other creditors may rank senior to the Company in the event of insolvency. This may result in greater risk and loss of principal.

Equity Investments. When the Company invests in first lien debt, second-lien debt or unsecured debt, the Company may acquire equity securities, including common equity securities, warrants, options and/or convertible instruments. The Company seeks to dispose of these equity interests and realize gains upon the Company’s disposition of these interests. However, the equity interests the Company receives may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from the Company’s equity interests, and any gains that the Company does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Company experiences. Furthermore, the Company may invest in preferred securities, which are subordinated to debt instruments in a company’s capital structure in terms of priority to income and liquidation payments, and therefore are subject to greater risk than more senior debt instruments; and generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified period of time, at which time the preferred security holders may elect a number of directors to the issuer’s board; generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights; furthermore, preferred securities typically include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If the Company owns a preferred security that is deferring its distributions, the Company may be required to report income for U.S. federal income tax purposes before the Company receives such distributions.

Non-U.S. Securities. The Company may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in other currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, the Company would be subject to additional risks if the Company invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to Stockholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Restructurings. Investments in companies operating in workout or bankruptcy modes present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

Investing in upper middle-market companies involves a number of significant risks.

Investing in upper middle-market companies involves a number of significant risks, including:

•
such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees the Company may have obtained in connection with the Company’s investment;
•
such companies may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the Company’s portfolio company and, in turn, on the Company;
•
such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
there is generally little public information about these companies and their financial information if they are not subject to the reporting requirements of the 1934 Act and other regulations that govern public companies and the Company may be unable to uncover all material information about these companies, which may prevent the Company from making a fully informed investment decision and cause the Company to lose money on the Company’s investments;
•
the Company’s executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies; and
•
such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness, including any debt securities held by the Company, upon maturity.

Investments in common and preferred equity securities of private companies, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although equity securities, including common stock, have historically generated higher average total returns than fixed income securities over the long term, equity securities also have experienced significantly more volatility in those returns. The Company’s equity investments may fail to appreciate and may decline in value or become worthless, and the Company’s ability to recover the Company’s investment will depend on the Company’s portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment the Company makes in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, the Company may not recover the Company’s investment; and
•
in some cases, equity securities in which the Company invests will not pay current dividends, and the Company’s ability to realize a return on the Company’s investment, as well as to recover the Company’s investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, the Company’s ability to realize the value of the Company’s investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or the Company can otherwise sell the Company’s investment. In addition, the equity securities the Company receives or invests in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If the Company owns a preferred security that is deferring its distributions, the Company may be required to report income for tax purposes before the Company receives such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when the Company invests in debt securities, the Company may acquire warrants or other equity securities as well. The equity interests the Company receives may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from the Company’s equity interests and any gains that the Company does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Company experiences.

The Company may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and, to the extent the Company so invests, will bear the Company’s ratable share of any such company’s expenses, including management and performance fees. The Company will also remain obligated to pay the Management Fee and Incentive Fee to the Advisor with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of the Company’s Stockholders will bear his or her share of the Management Fee and Incentive Fee due to the Advisor as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating investments to companies that are experiencing significant financial or business difficulties, the Company may be exposed to distressed investing risks.

As part of the Company’s investing activities, the Company may originate investments to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to the Company, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s investments or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that the Company funds, the Company may lose all or part of the amounts advanced to the issuer or may be required to accept collateral with a value less than the amount of the investment advanced by the Company to the issuer.

The Company may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient, or if the portfolio company has debt that ranks equally with, or senior to, the Company’s investments.

To attempt to mitigate credit risks, the Company intends to take a security interest in the available assets of the Company’s portfolio companies. There is no assurance that the Company will obtain or properly perfect the Company’s liens.

Where a portfolio company defaults on a secured loan, the Company will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. If the underlying collateral value is less than the loan amount, the Company will suffer a loss.

Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or that the Company will be able to collect on the loan should the Company be forced to enforce the Company’s remedies.

The Company’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which the Company invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments with respect to the debt instruments in which the Company invests. For example, certain debt investments that the Company will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any distribution. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then the Company, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

In the case of debt ranking equally with debt instruments in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and the Company’s portfolio company may not have sufficient assets to pay all equally ranking credit even if the Company holds senior, first lien debt. Where debt senior to the Company’s loan exists, the presence of intercreditor arrangements may limit the Company’s ability to amend the Company’s loan documents, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.

In addition, the Company may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over the Company with respect to the proceeds of a sale of the underlying assets. In cases described above, the Company may lack control over the underlying asset collateralizing the Company’s loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, the Company may not have full recourse to its assets in order to satisfy the Company’s loan, or the Company’s loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which the Company actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of the Company’s claim to that of other creditors. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for the Company to acquire the underlying collateral in the event of a default, during such time the collateral may decline in value, causing the Company to suffer losses.

If the value of collateral underlying the Company’s loan declines or interest rates increase during the term of the Company’s loan, a portfolio company may not be able to obtain the necessary funds to repay the Company’s loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance the Company’s loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay the Company’s loan at maturity, the Company could suffer a loss which may adversely impact the Company’s financial performance.

The Company may not be in a position to exercise control over the Company’s portfolio companies or to prevent decisions by management of the Company’s portfolio companies that could decrease the value of the Company’s investments.

The Company does not generally hold controlling equity positions in the Company’s portfolio companies. While the Company is obligated as a BDC to offer to make managerial assistance available to the Company’s portfolio companies, there can be no assurance that management personnel of the Company’s portfolio companies will accept or rely on such assistance. To the extent that the Company does not hold a controlling equity interest in a portfolio company, the Company is subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in the Company’s portfolio companies, the Company may not be able to dispose of the Company’s investments in the event the Company disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of the Company’s investments.

In addition, the Company may not be in a position to control any portfolio company by investing in its debt securities. As a result, the Company is subject to the risk that a portfolio company in which the Company invests may make business decisions with which the Company disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as debt investors.

Certain of the Company’s investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or the Company could become subject to lender liability claims.

Certain of the Company’s investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors, if the Company were deemed to have provided managerial assistance to that portfolio company or a representative of 5C or the Advisor sat on the board of directors of such portfolio company, or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of stockholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could re-characterize the Company’s debt investment and subordinate all or a portion of the Company’s claim to that of other creditors, void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, or require the Company to repay any amounts received by the Company with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, the Company may not receive any repayment on such debt obligations.

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of the Company’s investments in portfolio companies (including that, as a BDC, the Company may be required to provide managerial assistance to those portfolio companies if they so request upon the Company’s offer), the Company may be subject to allegations of lender liability.

Prepayments of the Company’s debt investments by the Company’s portfolio companies could adversely impact the Company’s results of operations and reduce the Company’s return on equity.

The Company is subject to the risk that the investments the Company makes in the Company’s portfolio companies may be repaid prior to maturity. When this occurs, the Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Company’s results of operations could be materially adversely affected if one or more of the Company’s portfolio companies elect to prepay amounts owed to the Company. Additionally, prepayments, net of prepayment fees, could negatively impact the Company’s return on equity. This risk will be more acute when interest rates decrease, as the Company may be unable to reinvest at rates as favorable as when the Company made the Company’s initial investment.

If the Company cannot obtain debt financing or equity capital on acceptable terms, the Company’s ability to acquire investments and to expand the Company’s operations will be adversely affected.

Drawdowns that will reduce the unfunded Capital Commitments of Stockholders and the net proceeds from the Company’s investments and the Private Offering will be used for the Company’s investment opportunities, and, if necessary, the payment of operating expenses (which include, without limitation, compliance or regulatory filings or reports (including, without limitation, any filings or reports contemplated by the UK Alternative Investment Fund Managers Regulations 2013/1773, and retained and amended from time to time (the “AIFMD”), Swiss Qualified Investors as defined under the Swiss Collective Investment Schemes Act dated June 23, 2006 (as amended), including any law, rule or regulation relating to the implementation thereof (the “CISA”), the Swiss Financial Services Act 2018 (as amended), including any law, rule or regulation relating to the implementation thereof (the “FinSA”), the EU Sustainable Finance Disclosure Regulation (EU) 2019/2088 (“SFDR”), the EU Taxonomy Regulation (EU) 2020/852 (as required) or any law, rule or regulation relating to the implementation thereof, or any other similar law, rule or regulation in any relevant jurisdiction (other than those classified as organizational expenses) and the appointments or changes of any depositary appointed pursuant to the AIFMD and other administrative or similar services (including, without limitation, the appointments or changes of a Swiss representative and paying agent pursuant to the CISA and FinSA)) and the payment of various fees and expenses such as Management Fee, Incentive Fee, other expenses and distributions. Any working capital reserves the Company maintains may not be sufficient for investment purposes, and the Company may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, the Company will be required to distribute at least 90% of the Company’s net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Company’s stockholders after the Company elects to be treated for tax purposes as a RIC. Accordingly, in the event that the Company needs additional capital in the future for investments or for any other reason the Company may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to the Company due to unfavorable economic conditions, which could increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. Consequently, if the Company cannot obtain further debt or equity financing on acceptable terms, the Company’s ability to acquire additional investments and to expand the Company’s operations will be adversely affected. As a result, the Company would be less able to diversify the Company’s portfolio and achieve the Company’s investment objective, which may negatively impact the Company’s results of operations and reduce the Company’s ability to make distributions to the Company’s Stockholders.

The effect of global climate change may impact the operations of the Company’s portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of the Company’s portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of the Company’s portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities, as well as private actors, which seek to reduce greenhouse gas emissions may expose businesses to so-called “transition risks” in addition to physical risks (changes in weather and climate patterns), including: (i) political and policy risks; (ii) regulatory and litigation risks; (iii) technology and market risks and (iv) reputational risks. These may include, for example, changing legal requirements that could result in increased tax and compliance costs, changes in business operations, the discontinuance of certain operations, or risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions.

The Company’s portfolio companies may be highly leveraged.

Some of the Company’s portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to the Company as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

The Company’s investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

The Company’s investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in non-U.S. companies may expose the Company to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market and upper middle-market companies in these economies.

Although most of the Company’s investments are expected to be denominated in U.S. dollars, the Company’s investments that are denominated in other currencies will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Company may employ hedging techniques to minimize these risks, but the Company cannot assure you that such strategies will be effective or without risk to the Company.

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the CFTC and the SEC may affect the Company’s ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

Pursuant to the Dodd-Frank Act, the CFTC and the SEC have issued rules to implement broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

Engaging in OTC derivatives or other commodity interest transactions such as futures contracts or options on futures contracts may cause the Company to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Advisor has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to the Company’s operations, with the result that the Company is limited in the Company’s ability to use futures contracts or options on futures contracts or engage in such OTC derivatives transactions. Specifically, the Company is subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of the Company’s portfolio, after taking into account unrealized profits and unrealized losses on any such contracts the Company has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of the Company’s portfolio. The Company intends to operate in a manner to be able to rely on the exclusion from the definition of commodity pool operator provided in Rule 4.5 under the Commodity Exchange Act.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of commodity-based transactions, recordkeeping requirements, mandatory margining of certain OTC derivatives and mandatory central clearing and swap execution facility (“SEF”) execution of certain OTC derivatives. At present, certain interest rate derivatives and index credit derivatives are subject to mandatory central clearing and SEF execution. Taken as a whole, these changes could significantly increase the cost of using OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure the Company is able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to the Company to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by the Company, all of which could adversely impact the Company’s investment returns.

The Company’s ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. In accordance with Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a “limited derivatives user” are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. The Company intends to operate and qualify as a “limited derivatives user” and has adopted compliance policies to monitor the Company’s derivatives exposure in accordance with Rule 18f-4.

The Company may enter into long and short positions in all types of swaps, including rate of return swaps, credit default swaps and interest rate swaps. OTC credit default swaps are bilateral agreements between two parties that transfer a defined credit risk from one party to another.

Derivatives transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular derivative transaction necessarily depend upon the terms of the transaction and the Company’s circumstances. In general, however, all derivative transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swaps transactions in particular may increase liquidity risk. Highly leveraged transactions generally experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction generally is modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for the Company to modify, terminate or offset the Company’s obligations under a swap or the Company’s exposure to the risks associated with a swap prior to its scheduled termination date.

As noted herein, the Company may enter into transactions involving privately negotiated off-exchange derivative instruments, including other derivative instruments. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, including for those derivative instruments that were originally categorized as liquid at the time they were acquired by the Company. In volatile markets, the Company may not be able to close out a position without incurring a significant amount of loss. Although OTC derivative instruments are designed to be tailored to meet particular financing needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the other party to the instrument. OTC derivative instruments, unlike exchange-traded instruments, are not guaranteed by an exchange or clearinghouse, and thus are generally subject to greater credit risks. In addition, the Company may not be able to convince its counterparty to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except by agreement between the parties concerned, and a counterparty typically has no obligation to permit such assignments. Even if the Company’s counterparty agrees to early termination of such OTC derivatives at any time, doing so may subject the Company to certain early termination charges.

The Company may enter into reverse repurchase agreements. When the Company enters into a reverse repurchase agreement, the Company will sell an asset and concurrently agree to repurchase such asset (or an equivalent asset) at a date in the future at a price roughly equal to the original purchase price plus a negotiated interest rate. In the event of the insolvency of the counterparty to a repurchase agreement or reverse repurchase agreement, recovery of the repurchase price owed to the Company or, in the case of a reverse repurchase agreement, the assets sold by the Company, may be delayed. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage and may impact the amount of leverage available to the Company as a BDC. If the Company reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, entering into the agreement may adversely affect the Company’s returns.

Defaults by the Company’s portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that the Company holds which could harm the Company’s operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

As part of the Company’s lending activities, the Company may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that the Company funds, the Company may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by the Company to the borrower. In addition, to the extent the Company invests in “covenant-lite” loans, the Company may have fewer rights against a borrower. See “—The Company’s investments in portfolio companies may be risky, and the Company could lose all or part of the Company’s investments.”

An investment strategy focused primarily on a limited number of privately held companies presents certain challenges, including the lack of available information about these companies and subjects the Company to risk of significant loss if there is a downtown in a particular industry or industries.

The Company invests primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•
have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•
may have limited financial resources and may be unable to meet their obligations under their debt obligations that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees the Company may have obtained in connection with the Company’s investment;
•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on the Company; and
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, the Company is required to carry these investments at fair value as determined by the Board of Directors. As a result, if the Company is required to liquidate all or a portion of the Company’s portfolio quickly, the Company may realize significantly less than the value at which the Company had previously recorded these investments. Additionally, the lack of available information about the Company’s investments could impact the ability to value the Company’s investments. The Company may also face other restrictions on the Company’s ability to liquidate an investment in a portfolio company to the extent that the Company, the Advisor or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of the Company’s investments may make it difficult for the Company to dispose of them at a favorable price, and, as a result, the Company may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. The Company must therefore rely on the ability of the Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that the Company (or other clients of the Advisor) may hold a larger number of investments, greater demands will be placed on the Advisor’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that the Company’s investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If the Company is unable to uncover all material information about these companies, the Company may not make a fully informed investment decision, and the Company may lose money on the Company’s investments.

Beyond the asset diversification requirements associated with the Company’s qualification as a RIC for U.S. federal income tax purposes, the Company does not have fixed guidelines for diversification. While the Company is not targeting any specific industries, the Company’s investments may at times, be concentrated, including, for example during ramp-up or harvest periods in which the number of portfolio companies in which the Company has invested is limited. As a result, the aggregate returns the Company realizes may be significantly adversely affected if a small number of investments perform poorly or if the Company needs to write down the value of any one investment. Additionally, a downturn in any particular industry in which the Company is invested could significantly affect the Company’s aggregate returns.

Certain investment analyses and decisions by the Advisor may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Advisor may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While the Company generally will not seek to make an investment until the Advisor has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisor may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and the Company may incur liability as a result of such consultants’ actions, many of whom the Company will have limited recourse against in the event of any such inaccuracies.

The Company may not have the funds or ability to make additional investments in the Company’s portfolio companies.

After the Company’s initial investment in a portfolio company, the Company may be called upon from time to time to provide additional funds to such company or have the opportunity to increase the Company’s investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that the Company will make, or will have sufficient funds to make, follow-on investments. Even if the Company does have sufficient capital to make a desired follow-on investment, the Company may elect not to make a follow-on investment because the Company may not want to increase the Company’s level of risk, the Company prefers other opportunities, the Company is limited in the Company’s ability to do so by compliance with BDC requirements, in order to maintain the Company’s RIC status, or otherwise. The Company’s ability to make follow-on investments may also be limited by the Advisor’s allocation policies. Any decision not to make a follow-on investment or any inability on the Company’s part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for the Company to increase the Company’s participation in a successful investment or may reduce the expected return to the Company on the investment.

The prices of the debt instruments and other securities in which the Company invests may decline substantially.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities in which the Company invests may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests.

Because the Company’s business model in the future may depend to an extent upon relationships with private equity sponsors and intermediaries, the inability of the Advisor and/or its affiliates to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company’s business.

If the Advisor and/or its affiliates fail to maintain their existing relationships or develop new relationships with sponsors or other sources of investment opportunities, the Company may not be able to grow the Company’s investment portfolio. In addition, individuals with whom the Advisor and/or its affiliates have relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

The credit ratings of certain of the Company’s investments may not be indicative of the actual credit risk of such rated instruments.

Although the Company expects that most of the Company’s investments will not be rated by rating agencies, the Company expects that some investments will be rated instruments. Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While the Company may give some consideration to ratings, ratings may not be indicative of the actual credit risk of the Company’s investments in rated instruments.

The Company may be found liable for unfunded pension liabilities of its portfolio companies in certain circumstances.

In at least one federal circuit court of appeals, a court found that, in certain circumstances, an investment company could be treated as a “trade or business” for purposes of determining pension liability under ERISA. Therefore, where an investment company owns 80% or more (or, possibly, under certain circumstances, less than 80%) of a portfolio company, such company (and any other 80%-owned portfolio companies of such investment company) might be found liable for certain pension liabilities of such a portfolio company to the extent the portfolio company is unable to satisfy such liabilities. The Company may, from time to time, own an 80% or greater interest in a portfolio company that has unfunded pension fund liabilities. If the Company (or other 80%-owned portfolio companies of the Company) were deemed to be liable for such pension liabilities, this could have a material adverse effect on the operations of the Company and the companies in which the Company invests. This discussion is based on current court decisions, statutes and regulations regarding control group liability under ERISA as in effect as of the date of this Report, which may change in the future as the case law and guidance develops.

To the extent OID and PIK interest income constitute a portion of the Company’s income, the Company will be exposed to risks associated with the deferred receipt of cash representing such income.

The Company’s investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of the Company’s income, the Company will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. GAAP and taxable income prior to receipt of cash, including the following:

•
OID instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•
For U.S. GAAP purposes, cash distributions to Stockholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the Stockholders, the 1940 Act does not require that stockholders be given notice of this fact;
•
The presence of OID and PIK creates the risk of non-refundable cash payments to the Advisor in the form of Incentive Fees on income based on non-cash OID and PIK accruals that may never be realized; and
•
In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing Incentive Fees.

The Company may not be able to realize expected returns on the Company’s invested capital.

The Company may not realize expected returns on the Company’s investment in a portfolio company due to changes in the portfolio company’s financial position or due to an acquisition of the portfolio company. If a portfolio company repays the Company’s loans prior to their maturity, the Company may not receive the Company’s expected returns on the Company’s invested capital. Many of the Company’s investments are structured to provide a disincentive for the borrower to pre-pay or call the security, but this call protection may not cover the full expected value of an investment if that investment is repaid prior to maturity.

Middle-market companies operate in a highly acquisitive market with frequent mergers and buyouts. If a portfolio company is acquired or merged with another company prior to drawing on the Company’s commitment, the Company would not realize the Company’s expected return. Similarly, in many cases companies will seek to restructure or repay their debt investments or buy the Company’s other equity ownership positions as part of an acquisition or merger transaction, which may result in a repayment of debt or other reduction of the Company’s investment.

Any acquisition or strategic investment that the Company pursues is subject to risks and uncertainties.

The Company has pursued and may continue to pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with the Company’s counterparty, the Company’s ability to obtain required approvals from the Board of Directors, Stockholders and/or regulators, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact the Company’s business relationships or engender competitive responses.

Acquisitions could involve numerous additional risks, such as unanticipated litigation, unexpected costs, liabilities, charges or expenses resulting from a transaction, the inability to generate sufficient revenue to offset acquisition costs and any changes in general economic or industry specific conditions. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by an integration process may adversely impact the Company’s financial results. In addition, the proposal and negotiation of acquisitions or strategic investments, whether or not completed, as well as the integration of those businesses into the Company’s existing portfolio, could result in substantial expenses and the diversion of the Company’s Advisor’s time, attention and resources from the Company’s day-to-day operations.

The Company’s ability to manage the Company’s growth through acquisitions or strategic investments will depend, in part, on the Company’s success in addressing these risks. Any failure to effectively implement the Company’s acquisition or strategic investment strategies could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company cannot guarantee that the Company is, or will be able to, obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

The Company may be required to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. The Company cannot assure investors that the Company maintains or will obtain all of the licenses that the Company needs on a timely basis. The Company also is subject to various information and other requirements to maintain and obtain these licenses, and the Company cannot assure investors that the Company will satisfy those requirements. The Company’s failure to maintain or obtain licenses that the Company requires, now or in the future, might restrict investment options and have other adverse consequences.

Credit funds have been the subject of increasing regulatory focus at the international and regional level.

Credit funds have been the subject of increasing regulatory focus at international and regional level. To the extent that the Company is engaged in lending activity, it may be subject to restrictions on its activities and be obliged to comply with regulatory reporting and disclosure requirements in accordance with the EU’s plans to implement a Directive to amend AIFMD (referred to as “AIFMD II”) and/or other future regulatory initiatives. This may impact upon the activities and/or returns of the Company, lead to additional costs and expenses, and/or require the commitment of additional resources.

The International Organisation of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.

From 2026, AIFMD II will introduce rules in respect of funds that originate loans, including in relation to (a) leverage limits, (b) liquidity requirements for open-ended loan-originating funds, (c) a limit on exposure to a single financial institution, (d) a prohibition on lending to certain entities and/or individuals that may give rise to conflicts of interest, (e) a ban on ‘originate-to-distribute’ strategies, (f) a risk retention requirement, (g) mandatory disclosures and reporting, and (h) policies and procedures for loan origination.

It is not yet confirmed whether or not the AIFMD II requirements in respect of funds originating loans will apply to non-EEA AIFMs. The Company may or may not, therefore, be required to comply with the AIFMD II restrictions on funds originating loans. If the Company is required to comply with the AIFMD II restrictions, this could affect the Company’s investment portfolio, require the implementation of policies and procedures for loan origination, and lead to an increase in the resources and costs necessary for compliance.

Securitisation Regulations.

To the extent the Company is actively marketed to investors domiciled or having their registered office in the EEA or the UK, the EU Securitisation Regulation, including as implemented and retained by the UK following its departure from the EU and amended from time to time, may prohibit the Company from acquiring securitization positions which do not comply with the EU’s risk retention criteria, where the securities / instruments of such securitizations were issued on or after 1 January 2019. The EU’s or UK’s risk retention criteria for securitizations may not be aligned with the criteria for securitizations under the laws of other jurisdictions, where such laws exist, including under U.S. law. This could result in the Company being prohibited from acquiring positions in certain securitizations or similar structures, whether originated in the EU or UK or otherwise, notwithstanding that such transactions would otherwise be permitted in accordance with the Company’s investment strategy / restrictions.

Risks Related to the Private Placement of Common Stock

Stockholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.

Stockholders will be obligated to fund drawdowns to purchase shares of Common Stock based on their Capital Commitment. To satisfy such obligations, Stockholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a Stockholder to timely fund its Capital Commitment may result in some of its shares of Common Stock being forfeited or subject the Stockholder to other remedies available to the Company, as set forth in further detail in the form of Subscription Agreement attached as an exhibit to this Report. Failure of a Stockholder to contribute their Capital Commitments could also cause the Company to be unable to realize the Company’s investment objective. A default by a substantial number of Stockholders or by one or more Stockholders who have made substantial Capital Commitments would limit the Company’s opportunities for investment or diversification and would likely reduce the Company’s returns.

Stockholders who default on their Capital Commitments to the Company will be subject to significant adverse consequences.

The Subscription Agreement provides for significant adverse consequences in the event a Stockholder defaults on its Capital Commitment to the Company. In addition to losing its right to participate in future drawdowns, a defaulting Stockholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.

Certain Stockholders may have to comply with 1934 Act filing requirements.

Because the Common Stock will be registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Common Stock will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Stockholders who choose to reinvest their distributions may see their percentage stake increased to more than 5%, thus triggering this filing requirement. Each Stockholder is responsible for determining their filing obligations and preparing the filings. In addition, Stockholders who hold more than 10% of a class of the Company’s equity securities may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company’s profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.

If investors domiciled or having their registered office in the UK or the European Economic Area participate in the private placement, the Company may be subject to additional reporting, regulatory and compliance obligations pursuant to the AIFMD.

The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors in the EEA and the UK respectively.

To the extent the Company is actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) the Company and the Advisor will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in the Company incurring additional costs and expenses; (ii) the Company and the Advisor may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in the Company incurring additional costs and expenses or may otherwise affect the management and operation of the Company; (iii) the Advisor will be required to make detailed information relating to the Company and its investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of the Company in relation to EEA or UK portfolio companies, including, in some circumstances, the Company’s ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect operations of the Company generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for the Company to raise its targeted amount of Capital Commitments.

AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the AIFM authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the EU in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.

The Advisor or its affiliates may provide information regarding the Company and the shares of Common Stock to UK or EEA Investors who have contacted the Advisor, its affiliates or its placement agent at the Investor’s own initiative to request such information. Where information is provided in response to an own-initiative request by a prospective Investor, such Investor will not benefit from any protections or rights under the AIFMD in respect of any resulting subscription for the shares of Common Stock in the Company.

Risks Related to the Company’s Common Stock

Investing in the Company’s Common Stock involves a high degree of risk.

The investments the Company makes in accordance with the Company’s investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. The Company’s investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in the Company’s Common Stock may not be suitable for someone with lower risk tolerance.

The amount of any distributions the Company may make on the Company’s Common Stock is uncertain. The Company may not be able to pay distributions, or be able to sustain distributions at any particular level, and the Company’s distributions per share, if any, may not grow over time, and the Company’s distributions per share may be reduced. The Company has not established any limit on the extent to which the Company may use borrowings, if any, and the Company may use offering proceeds to fund distributions (which may reduce the amount of capital the Company ultimately invests in portfolio companies).

Subject to the Board of Directors’ discretion and applicable legal restrictions, the Board of Directors intends to authorize, and the Company intends to declare, cash distributions on a quarterly basis and pay such distributions on a quarterly basis. The Company expects to pay distributions out of assets legally available for distribution. However, the Company cannot assure you that the Company will achieve investment results that will allow the Company to make a consistent level of cash distributions or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to the Company as a BDC may limit the Company’s ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital the Company ultimately invests in debt or equity securities of portfolio companies. All distributions will be paid at the discretion of the Board of Directors and will depend on the Company’s earnings, the Company’s financial condition, maintenance of the Company’s RIC status, compliance with applicable BDC regulations and Maryland law and such other factors as the Board of Directors may deem relevant from time to time. The Company cannot assure you that the Company will pay distributions to the Company’s Stockholders in the future.

The Company’s shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, the Company’s Stockholders will have limited liquidity.

The Company’s shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. The Company’s Common Stock is not registered under the 1933 Act, or any state securities law and will be restricted as to transfer by law. Pursuant to the terms of the Subscription Agreement, Stockholders generally may not sell, assign or transfer their shares without prior written consent of the Advisor, which the Advisor may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Stockholders are not entitled to redeem their shares of the Company’s Common Stock. Stockholders must be prepared to bear the economic risk of an investment in the Company for an indefinite period of time.

The Company intends to effect an Exchange Listing, as determined by the Advisor in its sole discretion within seven years of the Initial Closing, subject to an additional one-year extension with the approval of the Board of Directors, and subject to future market conditions. The Company may also pursue one or more Liquidity Events within seven years of the Initial Closing, subject to an additional one-year extension with the approval of the Board of Directors, as determined by the Advisor in its sole discretion. While the Company intends to effect a Liquidity Event, there can be no assurance that any Liquidity Event, including an Exchange Listing, will be successfully completed. The Company does not know at this time what circumstances will exist in the future and therefore the Company does not know what factors the Board of Directors will consider in determining whether to conduct any Liquidity Event.

If the Company does undertake an Exchange Listing, the Company cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that the Company’s net asset value per share of Common Stock may decline. The Company cannot predict whether the Company’s Common Stock, if listed on a national securities exchange, will trade at, above or below net asset value. Each Stockholder will acknowledge and agree in the Subscription Agreement that, following an Exchange Listing, if any, the Stockholder shall be restricted from selling or disposing its shares of the Company by applicable securities laws or contractually by a lock-up agreement with the underwriters of any Exchange Listing, or similar institutions, acting on the Company’s behalf, in connection with an Exchange Listing.

A Stockholder’s interest in the Company will be diluted if the Company issues additional shares, which could reduce the overall value of an investment in the Company.

The Company’s Stockholders do not have preemptive rights to purchase any shares the Company issues in the future. The Charter authorizes the Company to issue up to 5,000,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.001 per share. Pursuant to the Charter, a majority of the Company’s entire Board of Directors may amend the Charter to increase the number of shares of Common Stock the Company may issue without Stockholder approval. The Board of Directors may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent the Company issues additional shares of Common Stock at or below net asset value, your percentage ownership interest in the Company may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Company’s investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, the Company generally is prohibited from issuing or selling the Company’s Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. The Company may, however, sell the Company’s Common Stock, or warrants, options, or rights to acquire the Company’s Common Stock, at a price below the current net asset value of the Company’s Common Stock if the Board of Directors, including a majority of the Independent Directors, determines that such sale is in the Company’s best interests and the best interests of the Company’s Stockholders, and the Company’s Stockholders, including a majority of those Stockholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or securities convertible into, or exchangeable for, the Company’s Common Stock, then the percentage ownership of the Company’s Stockholders at that time will decrease and you will experience dilution. Depending on the terms and pricing of such offerings and the value of the Company’s investments, you may also experience dilution in the net asset value and fair value of your shares of the Company’s Common Stock.

Certain provisions of the Charter and actions of the Board of Directors could deter takeover attempts and have an adverse impact on the value of shares of the Company’s Common Stock.

The Charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire the Company. The Board of Directors will be divided into three classes of directors with each class holding office for a term expiring at the annual meeting of Stockholders held in the third year following the year of their election and until their successors are duly elected and qualify, which could prevent Stockholders from removing a majority of directors in any given election. The Board of Directors may, without Stockholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and the Board of Directors may, without Stockholder action, amend the Charter to increase the number of shares of the Company’s Common Stock, of any class or series, that the Company will have authority to issue. The Board of Directors also has the exclusive power to alter, amend or repeal the Company’s Bylaws. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of the Company’s Common Stock the opportunity to realize a premium over the value of shares of the Company’s Common Stock.

The net asset value of the Company’s Common Stock may fluctuate significantly.

The net asset value of the Company’s Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance. These factors include:

•
changes in the value of the Company’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC tax treatment or BDC status;
•
distributions that exceed the Company’s net investment income and net income as reported according to U.S. GAAP;
•
changes in earnings or variations in operating results;
•
changes in accounting guidelines governing valuation of the Company’s investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of the Advisor or certain of its key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Stockholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.

All distributions declared in cash payable to Stockholders will generally be automatically reinvested in shares of the Company’s Common Stock, unless otherwise elected by the Stockholder. As a result, Stockholders that do not elect to reinvest their distributions will experience dilution over time.

The existence of a large number of outstanding shares and Stockholders prior to an Exchange Listing could negatively affect the Company’s stock price.

The ability of the Company’s Stockholders to liquidate their investments will be limited. If the Company were to conduct an Exchange Listing in the future, a large volume of sales of the Company’s Common Stock could decrease the prevailing market prices of the Company’s Common Stock and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. The ability of the Company’s Stockholders to liquidate their investments would be limited during any lock-up period; however, the mere perception of the possibility of these sales could depress the market price of the Company’s Common Stock and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the Company’s Common Stock price due to actual or anticipated sales of Common Stock from this market overhang could cause some institutions or individuals to engage in short sales of the Company’s Common Stock, which may itself cause the price of the Company’s stock to decline.

If the Company issues preferred stock or convertible debt securities, the net asset value of the Company’s Common Stock may become more volatile.

The Company cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the Company’s Stockholders. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of the Company’s Common Stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on the Company’s investment portfolio, the benefit of such leverage to the holders of the Company’s Common Stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on the Company’s portfolio, the use of leverage would result in a lower rate of return to the holders of Common Stock than if the Company had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of the Company’s investment would be borne entirely by the holders of the Company’s Common Stock. Therefore, if the market value of the Company’s portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the Company’s Common Stock than if the Company were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for the Company’s Common Stock.

There is also a risk that, in the event of a sharp decline in the value of the Company’s net assets, the Company would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or the Company’s current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, the Company might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, the Company would pay (and the holders of the Company’s Common Stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of Common Stock and may at times have disproportionate influence over the Company’s affairs.

Holders of the Company’s Preferred Stock have rights and preferences that could adversely affect holders of the Company’s Common Stock, including the right to elect certain members of the Board of Directors and class voting rights on certain matters.

The Company’s shares of Preferred Stock rank senior to all classes or series of shares of Common Stock and will rank on parity with any other class or series of preferred stock created in the future, with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company. As required by the 1940 Act, the holders of Preferred Stock are entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, holders of Preferred Stock could veto any such changes. Restrictions imposed on the declarations and payment of distributions or dividends, as applicable, to the holders of the Company’s Common Stock and Preferred Stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Company’s ability to maintain the Company’s tax treatment as a RIC for U.S. federal income tax purposes. Shares of our Preferred Stock carry a dividend rate of 12.0% per annum of the liquidation preference ($3,000.00), and therefore, the Company’s ability to pay dividends on shares of Common Stock may be impaired by the Company’s obligations to the holders of the preferred stock.

The Company intends to use leverage in the form of the issuance of the Preferred Stock, and may in the future issue additional series of preferred stock, though it has no intention to do so.

Stockholders will likely have conflicting interests with respect to their investments in the Company.

Stockholders will likely have conflicting investment, tax, and other interests with respect to their investments in the Company, including conflicts relating to the structuring of loans and investment acquisitions and dispositions. As a consequence, conflicts will from time to time arise in connection with decisions made by the Advisor regarding an investment that may be more beneficial to one Stockholder than another, especially with respect to tax matters. The results of the Company’s investment activities will affect individual Stockholders differently, depending on their different situations. In structuring and completing investments, the Advisor generally will consider the investment and tax objectives of the Company and its Stockholders as a whole, not the investment, tax, or other objectives of any Stockholder individually. Thus, there can be no assurance that the structure of the Company or any of its investments will be tax efficient for any particular Stockholder or that any particular tax result will be achieved. In particular, the risk of Stockholders being subject to tax inefficiencies, including taxation under controlled foreign corporation rules in their jurisdiction, withholding tax or other taxation that may arise if certain requirements are not met, or tax timing disadvantages as a result of their participation in the Company may occur and will depend on the individual tax circumstances of each Stockholder.

The Company’s Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, state and federal courts in the State of Maryland are the sole and exclusive forum for certain Stockholder litigation matters, which could limit the Company’s Stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors and officers. However, these exclusive forum provisions do not apply to claims arising under the federal securities laws.

The Company’s Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, other than any action arising under federal securities laws, the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), (b) any derivative action or proceeding brought on the Company’s behalf, (c) any action asserting a claim of breach of any duty owed by any of the Company’s directors, officers or agents to the Company or to the Stockholders, (d) any action asserting a claim against the Company or any of the Company’s directors, officers or agents arising pursuant to any provision of the MGCL, the Charter or the Bylaws, or (e) any other action asserting a claim against the Company or any of the Company’s directors, officers or agents that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. None of the forgoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless the Company consents in writing to such court. This exclusive forum provision, which does not apply to claims arising under the federal securities laws, may limit a Stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with the Company and the Company’s directors and officers or may cause a Stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the Stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, the Company may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to Federal Income Tax

The Company cannot predict how tax reform legislation will affect the Company, the Company’s investments, or the Company’s Stockholders, and any such legislation could adversely affect the Company’s business.

All statements contained herein concerning the U.S. federal income tax (or other tax) consequences of an investment in the Company are based on existing law and interpretations thereof. Changes in U.S. federal income tax (and other) tax laws could materially affect the tax consequences of a Stockholder’s investment in the Company, the tax treatment of the Company’s investments and the Company’s ability to qualify for tax treatment as a RIC. U.S. and other tax legislation may be enacted in the future, and administrative tax guidance may also be issued in the future, in each case possibly with retroactive effect. While certain changes in tax laws may be beneficial, others could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and the Company’s Stockholders of such qualification, or could have other adverse consequences. Accordingly, no assurance can be given that the currently anticipated tax consequences of an investment in the Company, or of the Company’s investments, will not be modified by legislative, judicial or administrative changes, including with retroactive effect. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

The Company will be subject to corporate-level U.S. federal income tax if the Company is unable to qualify for and maintain the Company’s tax treatment as a RIC under Subchapter M of the Code or if the Company makes investments through taxable subsidiaries.

To qualify for and maintain RIC tax treatment under the Code, the Company must meet the following annual distribution, income source and asset diversification requirements. See “Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if the Company distributes to the Company’s Stockholders on an annual basis at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by disbursing distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. The Company would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. Because the Company may use debt financing, the Company is subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to satisfy the distribution requirements. If the Company is unable to obtain cash from other sources, or choose to, or are required to, retain a portion of the Company’s taxable income or gains, the Company could (1) be required to pay income and/or excise taxes or (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on all the Company’s taxable income (including gains) regardless of whether or not such income and gains are distributed to Stockholders.

The income source requirement will be satisfied if the Company obtains at least 90% of the Company’s annual income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or securities, net income derived from an interest in a “qualified publicly traded partnership,” or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of the Company’s taxable year. Specifically, at least 50% of the value of the Company’s assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of the Company’s assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of the Company’s assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in the Company’s having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of the Company’s investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If the Company fails to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce the Company’s net assets, the amount of income available for distribution, and the amount of the Company’s distributions.

The Company may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Company may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

The Company may have difficulty paying the Company’s required distributions if the Company recognizes income before or without receiving cash representing such income.

For U.S. federal income tax purposes, the Company may be required to recognize taxable income in circumstances in which the Company does not receive a corresponding payment in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), the Company must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that the Company has not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, the Company may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require the Company to recognize income where the Company does not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby the Company may not have sufficient cash to pay distributions or the Company may opt to retain such taxable income and pay a 4% excise tax. In such cases the Company could still rely upon the “spillback provisions” to maintain RIC tax treatment.

The Company anticipates that a portion of the Company’s income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, the Company may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in the Company’s taxable income in the current year, instead of upon disposition, as an election not to do so would limit the Company’s ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in the Company’s investment company taxable income for the year of the accrual, the Company may be required to make a distribution to the Company’s Stockholders in order to satisfy the Annual Distribution Requirement, even if the Company will not have received any corresponding cash amount. As a result, the Company may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. The Company may have to sell some of the Company’s investments at times and/or at prices the Company would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, and choose not to make a qualifying share distribution, the Company may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

If the Company is not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. Stockholders will be treated as having received a dividend from the Company in the amount of such U.S. Stockholders’ allocable share of the Management Fee and Incentive Fees paid to the Advisor and some of the Company’s expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholders.

In order to be treated as a “publicly offered regulated investment company” the Company’s Common Stock must be (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will qualify as a “publicly offered regulated investment company,” as defined in the Code beginning with the tax year ending December 31, 2024. There can be no assurance that the Company will qualify as a publicly offered regulated investment company for any of the Company’s taxable years. Unless and until the Company is treated as a publicly offered regulated investment company for any calendar year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from the Company in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fees paid to the Advisor and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Under current law, most miscellaneous itemized deductions are disallowed for non-corporate taxpayers for the 2018 through 2025 tax years. For taxable years beginning after December 31, 2025, the foregoing disallowance of miscellaneous itemized deductions is scheduled to expire, with a reinstatement of the limitation that individuals may deduct certain miscellaneous itemized deductions only to the extent that these deductions exceed, in the aggregate, 2% of the taxpayer’s adjusted gross income, subject to further limitation based on the individual’s adjusted gross income.

General Risks

The Company may experience fluctuations in the Company’s operating results.

The Company may experience fluctuations in the Company’s operating results due to a number of factors, some of which may be beyond the Company’s control, including the Company’s ability or inability to make investments in companies that meet the Company’s investment criteria, interest rates and default rates on the debt investments the Company makes, the level of the Company’s expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which the Company encounters competition in the Company’s markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. These occurrences could have a material adverse effect on the Company’s results of operations, the value of your investment in the Company and the Company’s ability to pay distributions to you and the Company’s other Stockholders.

The Company will expend significant financial and other resources to comply with the requirements of being a reporting entity under the 1934 Act.

As a BDC, the Company will be subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. The 1934 Act requires that the Company files annual, quarterly and current reports with respect to the Company’s business and financial condition. The Sarbanes-Oxley Act requires that the Company maintains effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company will implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company also expects to incur significant additional annual expenses related to these steps, and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to the Company’s Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. The Company cannot be certain when these activities will be completed or the impact of the same on the Company’s operations. In addition, the Company may be unable to ensure that the process is effective or that the Company’s internal controls over financial reporting are or will be effective in a timely manner. In the event that the Company is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Company may be adversely affected.

The systems and resources necessary to comply with applicable reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act. As long as the Company remains an emerging growth company and thereafter does not qualify as an accelerated filer or large accelerated filer, the Company intends to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. See “—The Company is an “emerging growth company” under the JOBS Act, and the Company cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s Common Stock less attractive to investors.”

The Company does not currently have comprehensive documentation of the Company’s internal controls including the internal control evaluation and certification requirements of Section 404.

The Company is not required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), and will not be required to comply with all of those requirements until the Company has filed this Report and been subject to the reporting requirements of the 1934 Act for a specified period of time. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that the Company will eventually be required to meet. The Company is in the process of building out the Company’s internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, the Company has begun the process of documenting the Company’s internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. The Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the Company’s internal control over financial reporting until the date the Company is no longer an emerging growth company under the JOBS Act if it then qualifies as an accelerated filer or a large accelerated filer. Because the Company does not currently have comprehensive documentation of the Company’s internal controls and have not yet tested the Company’s internal controls in accordance with Section 404, the Company cannot conclude in accordance with Section 404 that the Company does not have a material weakness in the Company’s internal controls or a combination of significant deficiencies that could result in the conclusion that the Company has a material weakness in the Company’s internal controls. If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the Company’s operations, financial reporting or financial results could be adversely affected. Matters impacting the Company’s internal controls may cause the Company to be unable to report the Company’s financial information on a timely basis and thereby subject the Company to adverse regulatory consequences, including sanctions by the SEC and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of the Company’s financial statements. Confidence in the reliability of the Company’s financial statements could also suffer if the Company were to report a material weakness in the Company’s internal controls over financial reporting. This could materially adversely affect the Company and, following an Exchange Listing, lead to a decline in the market price of the Company’s Common Stock.

The Company’s internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of the Company’s internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed and the Company could fail to meet the Company’s financial reporting obligations.

The Company is an “emerging growth company” under the JOBS Act, and the Company cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s Common Stock less attractive to investors.

The Company is, and will remain, an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering of common equity securities, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Company remains an “emerging growth company” the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of such extended transition periods.

The Company cannot predict if investors will find the Company’s Common Stock less attractive because the Company will rely on some or all of these exemptions. Investors may be unable to compare the Company’s business with other companies in the Company’s industry if they believe that the Company’s financial accounting is not as transparent as other companies in the Company’s industry. If the Company is unable to raise additional capital as and when the Company needs it, the Company’s financial condition and results of operations may be materially and adversely affected.

Global economic, political and market conditions may adversely affect the Company’s business, financial condition and results of operations, including the Company’s revenue growth and profitability.

Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, terrorism, conflicts, including the Russia/Ukraine and Israel/Palestine conflicts, the ongoing conflicts in the Middle East, the effects of the United Kingdom withdrawing from the European Union (“Brexit”), recent U.S. presidential and congressional elections, and general social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); concerns over actual and potential tariffs and sanctions, further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company could be subject to any of the following risks, any of which could have a material, adverse effect on the Company’s business, financial condition, liquidity, and results of operations:

•
Significant changes or volatility in the capital markets may also have a negative effect on the valuations of the Company’s investments.
•
Significant changes in the capital markets may adversely affect the pace of the Company’s investment activity and economic activity generally.
•
The illiquidity of the Company’s investments may make it difficult for the Company to sell such investments to access capital if required, and as a result, the Company could realize significantly less than the value at which the Company has recorded the Company’s investments.

In addition, current market conditions may make it difficult to extend obtain indebtedness on favorable terms and any failure to do so could have a material adverse effect on the Company’s business. The debt capital that will be available to the Company in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what the Company would otherwise expect, including being at a higher cost in rising interest rate environments. If the Company is unable to raise debt, then the Company’s equity investors may not benefit from the potential for increased returns on equity resulting from leverage and the Company may be limited in the Company’s ability to make or fund commitments to the Company’s portfolio companies and, in turn, could have a material adverse impact on the Company’s business, operating results and financial condition.

Economic recessions or downturns could impair the Company’s portfolio companies and harm the Company’s operating results.

The Company’s portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay the Company’s debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the prolonged economic impact of COVID-19, the negotiation of trade deals between the UK and the EU following the UK’s exit from the EU, uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, and the Russia/Ukraine and Israel/Palestine conflicts, and imposition by the U.S. and other countries of sanctions or other restrictive actions against Russia, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

The United States has recently enacted and proposed to enact significant new tariffs. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

In an economic downturn, the Company may have non-performing assets or non-performing assets may increase, and the value of the Company’s portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing the Company’s loans. A severe recession may further decrease the value of such collateral and result in losses of value in the Company’s portfolio and a decrease in the Company’s revenues, net income, assets and net worth. Unfavorable economic conditions, including rising interest rates, also could increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company on terms the Company deems acceptable. These events could prevent the Company from increasing investments and harm the Company’s operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds. See “—Defaults by the Company’s portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that the Company holds which could harm the Company’s operating results.” The Company may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of the Company’s portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of the Company’s claim to that of other creditors.

The Company is subject to the risk that one or more of the Financial Institutions or some or all of the Company’s portfolio assets experience a Distress Event.

An investment in the Company is subject to the risk that one of the banks, brokers, hedging counterparties, lenders or other custodians (each, a “Financial Institution”) of some or all of the Company’s (or any portfolio company’s) assets fails to timely perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty (each, a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. If a Financial Institution experiences a Distress Event, the Advisor, the Company or one of its portfolio companies may not be able to access deposits, borrowing facilities or other services, either permanently or for an extended period of time. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation, in the case of banks, and the Securities Investor Protection Corporation, in the case of certain broker-dealers, amounts in excess of the relevant insurance are subject to risk of total loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. While in recent years governmental intervention has often resulted in additional protections for depositors and counterparties during Distress Events, there can be no assurance that such intervention will occur in a future Distress Event or that any such intervention undertaken will be successful or avoid the risks of loss, substantial delays or negative impact on banking or brokerage conditions or markets.

Any Distress Event has a potentially adverse effect on the ability of the Advisor to manage the Company’s investments, and on the ability of the Advisor, the Administrator, the Company and any portfolio company to maintain operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event the Company is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Financial Institution experiencing a Distress Event, the inability of the Company to access capital contributions or otherwise); the inability of the Company to acquire or dispose of investments, or acquire or dispose of such investments at prices that the Advisor believes reflect the fair value of such investments; and the inability of portfolio companies to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Financial Institution’s services, it is also possible that the Company or a portfolio company will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). To the extent the Advisor is able to exercise contractual remedies under agreements with Financial Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses, delays or other impacts. The Company and its portfolio companies will be subject to similar risks if a Financial Institution utilized by investors in the Company or by suppliers, vendors, service providers or other counterparties of the Company or a portfolio company becomes subject to a Distress Event, which could have a material adverse effect on the Company.

Many Financial Institutions require, as a condition to using their services (including lending services), that the Advisor and/or the Company maintain all or a set amount or percentage of their respective accounts or assets with the Financial Institution, which heightens the risks associated with a Distress Event with respect to such Financial Institutions. The Advisor is under no obligation to use a minimum number of Financial Institutions with respect to the Company or to maintain account balances at or below the relevant insured amounts.

Further, Distress Events such as the current turmoil of the U.S. banking system raise fears of broader financial contagion, and it is not certain what impact this will have on financial markets. Any deterioration of the global financial markets (particularly the U.S. debt markets), any possible future failures of certain financial services companies and a significant rise in market perception of counterparty default risk, interest rates or taxes will likely significantly reduce investor demand and liquidity for investment grade, high-yield and senior bank debt, which in turn is likely to lead some investment banks and other lenders to be unwilling or significantly less willing to finance new investments or to offer less favorable terms than had been prevailing in the recent past. The tightening of availability of credit to businesses generally could lead to an overall weakening of the U.S. and global economies, which in turn is likely to adversely affect the ability of the Company to sell or liquidate investments at favorable times or at favorable prices or otherwise have an adverse effect on the business and operations of the Company. In addition, valuations of the Company’s investments are subject to heightened uncertainty as the result of market volatility and disruption. To the extent the Company is unable to obtain favorable financing terms for its portfolio investments or sell investments on favorable terms, the Company’s ability to generate attractive investment returns for its Stockholders is expected to be adversely affected.

The Company is subject to risks related to ESG matters.

Depending on the investment, the impact of developments connected with ESG factors, including worker health and safety, environmental compliance, and bribery and corruption, could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material ESG factors is subjective by nature, and the Advisor may be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG in the investment process. There is no guarantee that the criteria utilized or judgment exercised by the Advisor or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular Stockholder or other asset managers or reflect market trends. Similarly, to the extent the Advisor or a third-party ESG advisor engages with portfolio investments on ESG-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Advisor or a third-party ESG advisor will depend on the Advisor’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material ESG and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

Conversely, anti-ESG sentiment also has gained momentum across the U.S., with a growing number of states, federal agencies , the executive branch and Congress having proposed enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, or issued related legal opinions and engaged in related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such anti-ESG and anti- diversity, equity and inclusion ("DEI")-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in 5C and/or the Advisor facing additional compliance obligations, becoming the subject of investigations or enforcement actions, or sustaining reputational harm. If investors subject to anti-ESG legislation view our Advisor’s investing or ESG practices as being in contradiction of such anti-ESG or anti-DEI policies, legislation or legal opinions, such investors may not invest in us. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. There are also significant differences in interpretations of what ESG characteristics mean by region, industry and topic, as well as interpretations of their scope and materiality.

The Advisor may consider responsible investing and reputational risks when making investment decisions where the Advisor determines that such information is material and available. Considering such ESG factors when evaluating an investment in certain circumstances could, to the extent material risks associated with an investment are identified, cause the Advisor not to make an investment that it would have made or to make a management decision with respect to an investment differently than it would have made in the absence of such consideration, which carries the risk that the Company could perform differently than investment funds that do not take such ESG factors into account. Additionally, to the extent considered, ESG factors will only be some of the many factors that the Advisor considers in making an investment. Although the Advisor may consider application of ESG considerations to be an opportunity to enhance or protect the performance of its investments over the long-term, the Advisor cannot guarantee that it will do so, and further, the Advisor cannot guarantee that to the extent they consider ESG factors, which will include qualitative judgments, that such considerations will positively impact the performance of any individual investment or the Company as a whole. It is important to note that the presence of one or more material responsible investing or reputational risks may not preclude the Company from making an investment as the Advisor’s investment process is intended to analyze, evaluate, and price the potential impact of relevant responsible investing and reputational risks.

The materiality of ESG risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment style. Additionally, certain regulation related to ESG that may be applicable to us and our portfolio investments could adversely affect our business, our assets or the returns from those assets. For example, one or more of our portfolio investments may fall within scope of certain regulations related to ESG and this may lead to increased management burdens and costs. In evaluating a prospective investment’s ESG practices, the Advisor may depend upon information and data provided by the entity or obtained via third-party reporting or advisors, which could be incomplete or inaccurate and could cause the Advisor to incorrectly identify, prioritize, assess or analyze the entity’s ESG practices and/or related risks and opportunities. The Advisor does not intend to independently verify certain of the ESG information reported by investments of the Company, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any ESG reporting will be provided in the Advisor’s sole discretion.

In addition, the Advisor’s ESG framework, including associated procedures and practices, is expected to change over time. The Advisor, in certain circumstances, is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its ESG initiatives based on cost, timing, or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable, or impossible for the Advisor to adhere to all elements of the Company’s investment strategy, including with respect to ESG risk and opportunity management, whether with respect to one or more individual investments or the Company’s portfolio generally. ESG-related statements, initiatives, and goals as described herein with respect to the Company’s investment strategy, portfolio, and investments are aspirational and not guarantees or promises that the Advisor will consider ESG factors as determinative when making investment decisions, or that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to Regulation (EU) 2019/2088.

Further, ESG integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by asset managers, and 5C’s adoption of and adherence to such principles, frameworks, methodologies, and tools may vary over time. For example, 5C’s policies and procedures do not represent a universally recognized standard for assessing ESG considerations. Any ESG-related initiatives to which the Advisor is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that the Advisor will remain a signatory, supporter, or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks. There is also regulatory interest across jurisdictions in improving transparency regarding the definitions, measurement and disclosure of ESG factors in order to allow investments to validate and better understand sustainability claims. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio investments conduct our business and adversely affect our profitably.

SFDR Classification

The Company currently discloses under Article 8 for the purposes of SFDR. This may change in the future in circumstances where requirements change and/or the Advisor determines that such change is necessary, taking into account applicable fiduciary or other duties and legal, regulatory, and contractual requirements, and will be updated in accordance with applicable sectoral legislation. Investors should refer to the most up-to-date regulatory disclosures for the Company provided pursuant to Regulation (EU) 2019/2088. There is legal uncertainty around the parameters applicable when categorizing a financial product under the SFDR and there is no guarantee that regulators will agree with the categorization. In circumstances where there is a determination that the Company has been characterized incorrectly, there could be a risk of investigation, enforcement proceedings and/or sanctions.

Under the SFDR, when Article 8 products (such as the Company) invest in companies (such companies, “Investee Companies”), they should only invest in Investee Companies that follow good governance practices. It is required to assess the governance practices of the Company’s Investee Companies but, at present, no threshold has been established by law nor has guidance been issued to determine whether governance practices should be considered “good”. It is possible that legislation or guidance could subsequently establish a standard for assessing good governance and such standard could be different from, or higher than, the standard applied by the Advisor. This could: (i) result in breaching the requirements under Article 8 of the SFDR and/or (ii) materially restrict the potential investments available to the Company, so long as the Company promotes environmental or social characteristics. There can be no assurance that a Investee Company will be able to adequately address any deficiencies in its governance practices nor that the Advisor will be successful in remedying any breach or in ensuring an Investee Company’s compliance with the requisite good governance practices, and as a result, the Advisor may seek to dispose of the investment in the Investee Company or cease the promotion of environmental and/or social characteristics. Indeed, to the fullest extent permitted by applicable law, the Advisor reserves the right to amend disclosures made pursuant to Article 8 SFDR, including, without limitation, the Company’s promoted characteristic(s) and sustainability indicator(s).

Notwithstanding the foregoing, the promotion of environmental and/or social characteristics and the pursuit of any initiatives related to the ongoing management and compliance with good governance practices will only be pursued to the extent that such activities are consistent with the Company’s objective of seeking to maximize risk-adjusted returns, and subject to the Advisor’s fiduciary or other duties and applicable legal, regulatory, and contractual requirements.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity.

The Company relies on the cybersecurity strategy and policies implemented by the Advisor. The cybersecurity program seeks to address cybersecurity risks and support the Company’s operational resilience.

Cybersecurity Program Overview

The Advisor has established a cybersecurity program designed to identify, evaluate, and mitigate risks from cybersecurity threats applicable to the Company.

The program encompasses:

•
Risk Assessments: Regular evaluations to identify and address potential vulnerabilities and threats to the Company’s systems and data.
•
Security Measures: Implementation of cybersecurity controls, technologies, and protocols to protect against unauthorized access and mitigate risk.
•
Monitoring: Surveillance of systems, networks, and potential threats to timely detect and respond to evolving cyber risks.
•
Incident Response: Monitors systems for unauthorized access or data breaches. Follows an incident response plan to contain, investigate, and resolve incidents as well as reports significant incidents to senior management and regulatory authorities as needed.

The Advisor through the Resource Sharing Agreement utilizes external cybersecurity vendors and consulting firms to perform internal and external penetration testing, vulnerability assessments, and cybersecurity reviews. These independent evaluations assess the effectiveness of the Advisor’s, and in turn the Company’s, cybersecurity framework and risk management practices and help identify areas for continued focus and improvement.

The Company leverages the Advisor’s expertise in cybersecurity risk management and compliance, including the assessment and ongoing oversight of risks associated with our use of third-party vendors, suppliers, and service providers critical to the Company’s business functions. Any material risks identified by the Advisor’s chief technology officer (the “CTO”), will be reported to the Advisor’s chief operating officer (the “COO”) and the Company’s chief compliance officer (the “CCO”).

Board Oversight of Cybersecurity Risks

The Company’s Board of Directors is primarily responsible for overseeing the Company’s management of cybersecurity risks. The Company’s CCO, consults with the Advisor’s CTO and COO to develop cybersecurity updates that the Company’s CCO, along with the Advisor’s CTO, delivers periodically to the Board of Directors on topics including:

•
Updates on the Advisor’s cybersecurity program as it impacts us.
•
The effectiveness of the Company’s cybersecurity program.
•
Current and emerging cybersecurity threats.
•
Significant cybersecurity incidents impacting the Company and its operations.

Management’s Role in Cybersecurity Risk Management

The Advisor’s management team, including its CTO, collaborates to execute and oversee the Company’s cybersecurity program. Responsibilities include:

•
Incident Management: Addressing and remediating cybersecurity incidents that may impact the Company.
•
Compliance Oversight: Ensuring adherence to regulatory standards and best practices for cybersecurity.
•
Risk Evaluation: Ongoing assessment of risks posed by third-party service providers and internal operations.
•
Enhancements to the Program: Ongoing improvements necessitated by the changing environment.

At 5C’s Executive Committee meetings the CTO provides an executive summary report disclosing needed changes to our cybersecurity program, incidents, and potential threats. The Advisor’s CTO has over twenty years of specialized experience in managing cybersecurity and information security programs for financial services organizations.

The Company’s CCO has over twenty-seven years of experience in the financial services industry, including eighteen years specializing in compliance and nine years in technology. The Company’s CCO is actively involved in monitoring and addressing cybersecurity risks in consultation with the Advisor’s CTO and COO. The Company’s CCO is informed of incidents, vulnerabilities, and control enhancements in order to ensure robust and effective cybersecurity practices.

Cybersecurity Incidents and Material Impacts

The Company has not experienced any cybersecurity incidents that materially affected our business strategy, operational results, or financial condition. The Company remains vigilant in monitoring and mitigating potential cybersecurity risks to safeguard its long-term resilience and operational integrity, but there is no guarantee that any risks from cybersecurity threats will not materially affect us in the future. For additional discussion of the Company’s risks from cybersecurity threats, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Structure—Cybersecurity risks and cyber incidents may adversely affect the Company’s business or the business of the Company’s portfolio companies by causing a disruption to the Company’s operations or the operations of the Company’s portfolio companies, a compromise or corruption of the Company’s confidential information or the confidential information of the Company’s portfolio companies and/or damage to the Company’s business relationships or the business relationships of the Company’s portfolio companies, all of which could negatively impact the business, financial condition and operating results of the Company or the Company’s portfolio companies.”

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. The Company’s headquarters are located at 330 Madison Avenue, 20th Floor, New York, NY 10017 and are provided by the Administrator in accordance with the terms of the Administration Agreement. The Company believes that the Company’s office facilities are suitable and adequate for the Company’s business as conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. The Company intends to seek to list its shares of Common Stock on a national securities exchange (an "Exchange Listing") as determined by the Advisor in its sole discretion within seven years of the initial closing, subject to an additional one-year extension with the approval of the Board of Directors. Any Exchange Listing is subject to future market conditions and there can be no assurance that any exchange listing will occur. Until any Exchange Listing, the Company’s Common Stock is not registered under the 1933 Act, or any state securities law, and will be restricted as to transfer by law and the terms of the charter of the Company.

Holders

As of March 13, 2025, there were 58 holders of record of our Common Stock and 515 holders of our Preferred Stock.

Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2024, an affiliate of the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital.

On September 26, 2024, the Company issued and sold approximately 80,000 shares of Common Stock, resulting in gross proceeds of approximately $2,000,000. Additionally, on September 26, 2024, the Company issued and sold approximately 515 shares of Preferred Stock, resulting in gross proceeds of approximately $1,545,000.

On November 7, 2024, the Company issued and sold approximately 234,945 shares of Common Stock, resulting in gross proceeds of approximately $5,847,785.

On December 23, 2024, the Company issued and sold approximately 927,046 shares of Common Stock, resulting in gross proceeds of approximately $23,000,000.

The sales of Common Stock were made pursuant to Subscription Agreements entered into by the Company and its investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days’ prior notice to investors.

The offers and sales of Common Stock and Preferred Stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation S or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

During the year ended December 31, 2024, there were no repurchases of the Company’s Common Stock.

Distributions

During the year ended December 31, 2024, there were no distributions declared or paid on the Company’s Common Stock.

During the year ended December 31, 2024, $54,000 of Preferred Stock dividends were declared, accrued and paid by the Company.

Distribution Reinvestment Plan

The Company has adopted an “opt out” distribution reinvestment plan that will provide for reinvestment of the Company’s distributions on behalf of the Company’s Stockholders, unless a Stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then Stockholders who do not “opt out” of the Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Investors can elect to “opt out” of the Company’s distribution reinvestment plan in their Subscription Agreements.

The number of shares of Common Stock to be issued to a Stockholder who participates in the plan is determined by dividing the total dollar amount of the distribution payable to such Stockholder, net of any applicable withholding tax, by the NAV per share of Common Stock. For purposes of this calculation, the NAV per share of Common Stock may be based on the NAV per share of Common Stock calculated at the close of the last calendar quarter prior to the date of the applicable distribution, subject to the limitations of the 1940 Act (which generally prohibit the Company from issuing shares of Common Stock at a price below the then-current NAV per share as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). The plan administrator shall be notified of the price per share of Common Stock by the Company.

There will be no brokerage charges or other charges to Stockholders who participate in the distribution reinvestment plan. The plan administrator’s fees will be paid by the Company.

Those Stockholders who participate in the plan and hold Common Stock through a broker or other financial intermediary may opt out of the plan and receive distributions in cash by notifying their broker or other financial intermediary of their election. Stockholders that participate in the plan in a brokerage account may not be able to transfer the Common Stock to another broker and continue to participate in the plan.

A Stockholder is free to terminate participation in the Company’s distribution reinvestment plan at any time by submitting a letter of instruction terminating their account under the Company’s plan to the plan administrator. Such termination shall be effective immediately if the Stockholder’s notice is received by the plan administrator no later than 10 days prior to the record date for an applicable distribution; otherwise, such termination shall be effective only with respect to any subsequent distributions. The plan is terminable by the Company upon notice in writing mailed to each Stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Company.

Stockholders may contact the plan administrator for further information regarding the Company’s distribution reinvestment plan.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Amounts are in thousands except share and per share amounts or as otherwise noted.

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, beginning with our tax year ending December 31, 2024, we will elect to be treated, and we intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. We are managed by the Advisor. The Advisor is a limited liability company that is registered as an investment adviser under the Advisers Act. The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company.

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

The Company will employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, the Company is required to have an asset coverage ratio of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowings and issuing senior securities (including debt and preferred stock). Under the 1940 Act, any preferred stock we issue, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test. Any such leverage would be expected to increase the total capital available for investment by the Company.

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

The Company commenced operations on September 26, 2024, the date on which the Company issued 515 shares of Preferred Stock and 80,000 shares of Common Stock. Prior to the commencement of operations, our efforts were limited to the organization of and preparation for the Company’s commencement of operations and future operations.

Investment Activity

As of December 31, 2024, we had not commenced investment operations.

Emerging Growth Company

The Company is an emerging growth company as defined in the JOBS Act and is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Although the Company has not made a determination whether to take advantage of any or all of these exemptions, the Company expects to remain an emerging growth company for up to five years following the completion of the Company’s initial public offering or until the earliest of (i) the last day of the first fiscal year in which the Company’s annual gross revenues equal or exceed $1.235 billion, (ii) December 31 of the fiscal year that the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of the Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of the Company’s most recently completed second fiscal quarter and the Company has been publicly reporting for at least 12 months or (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, the Company will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

Key Components of Our Results of Operations

Revenues

We plan to generate revenue primarily from interest income on debt investments, capital gains and dividend income. Our debt investments are expected to bear interest at a fixed or floating rate. In certain cases, some of our investments may provide for deferred or PIK interest payments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at maturity date. In addition, the Company may also generate revenue in the form of commitment, amendment, structuring, syndication, due diligence and other fees.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income earned on money market funds are recorded on an accrual basis.

Expenses

Our primary operating expenses include the payment of management fees, incentive fees, expenses reimbursable under the Administration Agreement and the Investment Advisory Agreement, professional fees and other expenses.

Except as specifically provided below, all investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisor. We incur all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including the Management Fees and Incentive Fees, to the Advisor, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including those relating to (i) our Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) compensation of investor relations, legal, operations and other non-investment professionals of the Administrator that perform duties for us; and (iii) costs associated with compliance with Sarbanes-Oxley Act of 2002, as amended; and (c) all other expenses of our operations, administrations and transactions. See "Item 1. Business- Payment of the Company’s Expenses under the Investment Advisory and Administration Agreements" for additional details of expenses borne by the Company.

The Advisor has agreed to advance costs on our behalf. Unless the Advisor waives or elects to cover such expenses pursuant to the Expense Support Agreement, we will be obligated to reimburse the Advisor for such advanced expenses. See the Expense Support Agreement section below. Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Advisor and its affiliates.

Expense Support Agreement

On June 18, 2024, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor may elect to pay certain of the Company’s expenses, including those expenses incurred prior to the first drawdown date which occurred on September 26, 2024, on the Company’s behalf (“Expense Payments”), provided that no portion of such Expense Payments will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Advisor commits to pay must be paid by the Advisor to or on behalf of the Company in any combination of cash or other immediately available funds no later than ninety days after such commitment is made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

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

For the year ended December 31, 2024, organizational expenses of $2,285, administrative service expenses of $161, professional fees of $583, directors' fees of $204, other general and administrative expenses of $199, and amortization of deferred offering costs of $358 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the period ended December 31, 2023, organizational expenses of $184 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

Fee Waivers

For the year ended December 31, 2024 and for the period ended December 31, 2023, Management Fees were $2 and $0, respectively, of which, the entire amount was waived by the Advisor for both periods.

For the year ended December 31, 2024 and for the period ended December 31, 2023, $3,493 and $6, respectively, of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. Fees waived for the year ended December 31, 2024 were $3,458 of administrative service expenses and $35 of other general and administrative expenses. Fees waived for the period ended December 31, 2023 were $6 of administrative service expenses. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

Leverage

The Company will employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, and as approved by the Board of Directors and the Company’s initial stockholder, the Company is required to have an asset coverage of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowing and issuing senior securities (including debt and preferred stock). Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Results of Operations

As of December 31, 2024 and for the period ended December 31, 2023, we had not commenced investment operations.

Although the Company was formed on October 16, 2023, we commenced operations on September 26, 2024. As a result, comparisons may not be meaningful.

Net Investment Income (Loss)

Net investment income totaled $27, or $0.11 per share for the year ended December 31, 2024. There was no net investment income (loss) for the period ended December 31, 2023.

Investment Income

Investment income was as follows:

	For the Year Ended December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023
Dividend Income	$73	$—
Total Investment Income	$73	$—

Investment income for the year ended December 31, 2024 was $73 and was attributable to dividends earned on a money market fund. There was no investment income for the period ended December 31, 2023.

Expenses

Operating expenses for the year ended December 31, 2024 and for the period ended December 31, 2023 were as follows:

	For the Year Ended December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023
Administrative service expenses	$3,638	$6
Organizational expenses	2,285	184
Professional fees	583	—
Amortization of deferred offering costs	385	—
Other general and administrative expenses	234	—
Directors' fees	204	—
Management fees	2	—
Total Expenses	$7,331	$190
Less: Expense waived by Advisor	(3,493)	(6)
Less: Expense Support	(3,790)	(184)
Less: Management fees waived	(2)	—
Reimbursement of expense support(1)	—	—
Net Expenses	$46	$—

(1) Reimbursement of expense support for the year ended December 31, 2024 is zero due to rounding.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative service expenses increased from $6 for the period ended December 31, 2023 to $3,638 for the year ended December 31, 2024.

Organizational Expenses

Organizational expenses include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. Organizational expenses increased from $184 for the period ended December 31, 2023 to $2,285 for the year ended December 31, 2024.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $0 for the period ended December 31, 2023 to $583 for the year ended December 31, 2024.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Statement of Assets and Liabilities and amortized over a twelve-month period. For the year ended December 31, 2024 and for the period ended December 31, 2023, the Company incurred $1,453 and $158 in offering costs, respectively. Amortization of deferred offering costs increased from $0 for the period ended December 31, 2023 to $385 for the year ended December 31, 2024.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, sub-administrator, and other costs. Other general and administrative expenses increased for the period ended December 31, 2023 from $0 to $234 for the year ended December 31, 2024.

Compensation to the Advisor

We pay the Advisor investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is borne by the Company’s stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts. The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the year ended December 31, 2024 and for the period ended December 31, 2023, the Company incurred Management Fees of $2 and $0, respectively, which were waived by the Advisor.

Incentive Fee

We pay the Advisor an Incentive Fee consisting of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature. See Note 3 to our financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the year ended December 31, 2024 and for the period ended December 31, 2023, the Company did not incur any Incentive Fees.

Reimbursement of expense support

We may owe the Advisor a Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. As of December 31, 2024 and December 31, 2023, the Company owed the Advisor $186 dollars and $0, respectively, for the reimbursement of expense support.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain RIC status, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

As of December 31, 2024 and December 31, 2023, we did not accrue U.S. federal excise tax.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from (i) the net proceeds of the Private Offerings and other future offerings of equity or debt securities, (ii) cash flows from our operations, and (iii) proceeds from borrowings from banks or other lenders. To the extent we determined that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into one or more credit facilities including revolving credit facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors.

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

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet our needs for our daily operations for at least the next twelve months. As of December 31, 2024 and December 31, 2023, we had $32,280 and $0 in cash and cash equivalents, respectively. During the year ended December 31, 2024 and for the period ended December 31, 2023, cash used in operating activities was $84 and $0, respectively, while cash provided by financing activities was $32,364 and $0, respectively, primarily from the proceeds of the issuance of Common Stock and Preferred Stock.

As of December 31, 2024 and December 31, 2023, the Company did not incur debt obligations.

Net Assets

The following table summarizes the total common shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
July 10, 2024	1,000	$25
September 26, 2024	80,000	2,000
November 7, 2024	234,945	5,848
December 23, 2024	927,046	23,000
Total	1,242,991	$30,873

On July 10, 2024, an affiliate of the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital.

As of December 31, 2024 and December 31, 2023, the Company had received Capital Commitments totaling $604,804 and $0 ($573,931 and $0 remaining undrawn), respectively, of which $21,550 and $0 ($19,450 and $0 remaining undrawn), respectively, are from affiliates of the Advisor.

Additionally, on September 26, 2024, the Company completed a private offering of its 12.0% Series A cumulative preferred stock, par value $0.001 per share (the “Preferred Stock”) to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 515 shares of Preferred Stock for an aggregate purchase price of $1,545. We may in the future issue additional series of preferred stock, though we have no intention to do so. The holders of the Preferred Stock are subject to certain dividend, voting, liquidation and other rights that are more fully described in Note 6 to our financial statements.

There was no issuance of Common Stock or Preferred Stock in 2023.

Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes. During the year ended December 31, 2024 and for the period ended December 31, 2023, no distributions had been declared or paid by the Company in regard to Common Stock. The Preferred Dividends are calculated from and including September 16, 2024 and as of December 31, 2024, $54 of Preferred Dividends were declared, accrued and paid by the Company.

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

Borrowings

From time to time, we may enter into credit facilities or other financing arrangements to facilitate our investment objectives. It is anticipated that such credit facilities typically will bear interest at floating rate spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may require us to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Contractual Obligations

We entered into the Investment Advisory Agreement with the Advisor to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We entered into the Expense Support Agreement with the Advisor to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreement, reimbursements under the Administration Agreement and reimbursements under the Expense Support Agreement are described in Note 3 to our financial statements.

Capital Commitments and Subscription Agreements

The Company has conducted and from time to time may conduct Private Offerings in the United States to “accredited investors” within the meaning of Regulation D under the 1933 Act, and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of a Private Offering, each investor will make a Capital Commitment to purchase shares of the Common Stock pursuant to Subscription Agreements entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice, which will be issued based on the Company’s anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. Stockholders will be released from any further obligation to purchase additional shares at the earlier of (i) a Liquidity Event and (ii) three years following the Initial Closing, subject to certain conditions.

If a Stockholder fails to fund their commitment obligations or to make required contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired. Additionally, there may be significant adverse consequences to the Stockholder. In addition to losing its right to participate in future drawdowns, a defaulting Stockholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.

The Company may, in the Company’s sole discretion, permit one or more investors to make Subsequent Commitments after the date the first Subscription Agreements are accepted by the Company. Additional Stockholders will be required to make Catch-Up Purchases on a date (or dates) to be determined by the Company.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and December 31, 2023, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, we were granted an exemptive order from the SEC which permits the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisor.

Recent Developments

Senior Secured Revolving Credit Facility

On January 16, 2025, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”), by and between the Company, as initial borrower, U.S. Bank National Association (“U.S. Bank”) as administrative agent, lead arranger, letter of credit issuer and the lenders party thereto from time to time (each a “Lender”). Capitalized terms used herein but not defined will have the meanings ascribed thereto in the Revolving Credit Agreement.

The Revolving Credit Agreement provides for a revolving credit facility (the “Credit Facility”) in the maximum principal amount of $150 million, subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. The Company may, at any time on or before October 16, 2025, increase U.S. Bank’s commitment under the Credit Facility to a maximum principal amount of $300 million, subject to the conditions of the Revolving Credit Agreement, including the payment of a facility increase fee. In addition, subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

Borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars, at the Company’s option (a) the daily simple SOFR plus 2.30%, (b) the Adjusted Term SOFR for the applicable interest period plus 2.30% or (c) 1.30% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in euros, yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 2.30%; (iii) in the case of loans denominated in sterling, SONIA plus 2.30%; (iv) in the case of loans denominated in Swiss francs, SARON plus 2.30%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 2.30% or (b) the adjusted Term CORRA for the applicable interest period plus 2.30%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.29547%, subject to certain conditions. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to (a) 0.30% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is greater than 50% of the maximum commitment; or (b) 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is equal to or less than 50% of the maximum commitment, in either case calculated daily and on the basis of actual days elapsed in a year consisting of 360 days.

The Credit Facility will mature upon the earliest of (i) January 15, 2027 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the Investment Company Act of 1940, as amended.

Commencement of Investment Operations

On January 9, 2025, the Company commenced investment operations by originating senior secured loans. As of March 13, 2025, the Company had commitments of $121.0 million in aggregate principal amount, of which $52.2 million was funded and $68.8 million was unfunded, in four portfolio companies.

Subscriptions

Subsequent to December 31, 2024, the Company closed on additional Capital Commitments in its private offerings totaling $35.7 million, of which $0.7 million is from affiliates of the Advisor.

Critical Accounting Policies

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in "Item 1A. Risk Factors."

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respective to investments realized during the period.

The Board of Directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Advisor’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board of Directors has designated the Advisor as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor’s valuation policy.

We apply Financial Accounting Standards Board Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

•
Level 1- Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2- Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Advisor will apply the valuation policy approved by our Board of Directors that is consistent with ASC Topic 820. Consistent with the valuation policy, the Advisor evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Advisor subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

The Advisor determines the fair value of our investment portfolio on at least a quarterly basis. Securities that are publicly traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly traded with readily available market prices will be valued at fair value as determined in good faith by the Advisor, in accordance with valuation policies approved by the Board of Directors. In connection with that determination, the Advisor will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income earned on money market funds are recorded on an accrual basis.

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We intend to elect to be treated, and intend to qualify each year thereafter, as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal or state income taxes on any ordinary income or capital gains that the Company distributes to the stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax benefits, the Company must distribute to the Company’s stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to financial market risks, including changes in valuation risk, interest rates, and foreign currency risk. Because we expect to borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income or net assets.

Valuation Risk

We intend to primarily invest in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments and to declines in the value of any fixed rate investments. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2024:

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(1)	Increase (Decrease) in Net Investment Income(1)
Up 300 basis points	$277	$—	277
Up 250 basis points	231	—	231
Up 200 basis points	185	—	185
Up 150 basis points	139	—	139
Up 100 basis points	92	—	92
Up 50 basis points	46	—	46
Down 50 basis points	(46)	—	(46)
Down 100 basis points	(92)	—	(92)
Down 150 basis points	(139)	—	(139)
Down 200 basis points	(185)	—	(185)
Down 250 basis points	(231)	—	(231)
Down 300 basis points	(277)	—	(277)

(1) Assumes no change in the Company’s money market balance over the next twelve months and is based upon the money market yield.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2024 and during the period ended December 31, 2023, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as, but not limited to, futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data.

5C Lending Partners Corp.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, New York PCAOB ID 34)	F-2
Statements of Assets and Liabilities as of December 31, 2024 and 2023	F-3
Statements of Operations for the year ended December 31, 2024 and for the period from October 16, 2023 (Inception) through December 31, 2023	F-4
Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period from October 16, 2023 (Inception) through December 31, 2023	F-5
Statements of Cash Flows for the year ended December 31, 2024 and for the period from October 16, 2023 (Inception) through December 31, 2023	F-6
Schedule of Investments as of December 31, 2024	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of 5C Lending Partners Corp.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of 5C Lending Partners Corp. (the "Company") as of December 31, 2024 and 2023, including the schedule of investments, as of December 31, 2024, the related statements of operations, cash flows, and changes in net assets for the year ended December 31, 2024 and for the period from October 16, 2023 (Inception) through December 31, 2023, the financial highlights for the period from August 30, 2024 (Registration Effective Date) through December 31, 2024, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2024 and for the period from October 16, 2023 (Inception) through December 31, 2023, and the financial highlights for the period from August 30, 2024 (Registration Effective Date) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

New York, New York

March 13, 2025

We have served as the Company’s auditor since 2024.

5C Lending Partners Corp.

Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$32,280	$—
Deferred offering costs	1,226	158
Deferred financing costs	578	—
Dividend receivable	35	—
Total Assets	$34,119	$158

Liabilities
Accrued expenses and other liabilities	$588	$158
Due to affiliate	1,140	—
Total Liabilities	$1,728	$158

Commitments and contingencies (Note 4)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	—
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 1,242,991 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital in excess of par value of Common Stock	30,845	—
Distributable earnings (Accumulated losses)	—	—
Total Net Assets	$32,391	$—
Total Liabilities and Net Assets	$34,119	$158
Net Asset Value Per Common Share(2)	$24.82	$—

(1) The par amount of Preferred Stock at December 31, 2024 is zero due to rounding.

(2) Net asset value per common share may not recalculate due to rounding. There were no shares of Common Stock outstanding as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Year Ended	For the Period from October 16, 2023 (Inception) through
	December 31, 2024	December 31, 2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Dividend income	$73	$—
Total Investment Income	73	—
Expenses
Administrative service expenses	$3,638	$6
Organizational expenses	2,285	184
Professional fees	583	—
Amortization of deferred offering costs	385	—
Other general and administrative expenses	234	—
Directors' fees	204	—
Management fees	2	—
Total Expenses	7,331	190
Less: Expenses waived by Advisor (Note 3)	(3,493)	(6)
Less: Expense Support (Note 3)	(3,790)	(184)
Less: Management fees waived (Note 3)	(2)	—
Reimbursement of expense support (Note 3)(5)	—	—
Net Expenses	46	—
Net Investment Income (Loss)	27	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$27	$—
Preferred Stock dividends(1)	(54)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(27)	$—
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(2)(4)	$0.11	—
Earnings per share of Common Stock (basic and diluted)(2)(4)	$(0.12)	—
Weighted average shares of Common Stock outstanding (basic and diluted)(3)(4)	235,076	—

(1) Preferred Stock dividends were declared and paid on December 31, 2024, which increased accumulated losses for the year ended December 31, 2024.

(2) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings per share of Common Stock (basic and diluted) may not recalculate due to rounding.

(3) Amounts are calculated based on the weighted average shares outstanding during the period beginning August 30, 2024 (the date on which the Company's registration became effective) through December 31, 2024.

(4) There were no shares of Common Stock outstanding for the period from October 16, 2023 (Inception) through December 31, 2023.

(5) Reimbursement of expense support for the year ended December 31, 2024 is zero due to rounding.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statements of Changes in Net Assets

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at October 16, 2023(2)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$—	$—
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends
Net Increase (Decrease) for the Period	—	—	—	—	—	—	—
Balance at December 31, 2023	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	27	27
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$27	$27
Capital Share Transactions:
Issuance of Common Stock	—	—	1,242,991	1	30,872	—	30,873
Issuance of Preferred Stock(1)	515	—	—	—	1,545	—	1,545
Distributions:
Preferred Stock dividends	—	—	—	—	—	(54)	(54)
Net Increase (Decrease) for the Year(1)	515	—	1,242,991	1	32,417	(27)	32,391
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(27)	27	—
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) This is the inception date, and the beginning balance is zero due to it being prior to the contribution of seed capital. All expenses incurred up to this date were borne by the Advisor.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$27	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accrual of deferred offering costs	(1,453)	(158)
Amortization of deferred offering costs	385	—
Accrual of deferred financing costs	(578)	—
Changes in Operating Assets and Liabilities:
Dividend receivable	(35)	—
Due to affiliate	1,140	—
Accrued expenses and other liabilities	430	158
Net Cash Provided by (used in) Operating Activities	(84)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	30,873	—
Proceeds from issuance of Preferred Stock	1,545	—
Preferred Stock dividends	(54)	—
Net Cash Provided by (used in) Financing Activities	32,364	—
Net Increase (Decrease) in Cash and Cash Equivalents	32,280	—
Cash and Cash Equivalents, Beginning of Period	—	—
Cash and Cash Equivalents, End of Period	$32,280	$—

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Schedule of Investments as of December 31, 2024

(Amounts in thousands, except percentages)

Company(1)(2)(6)(7)(8)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(3)	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Total Investments
Total Investments before Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Share Class(9)	Money Market Fund	10/21/2024	—	4.36%	—	9,242	$9,242	$9,242	29.96%
Total Cash Equivalents							9,242	9,242	29.96%
Total Investments after Cash Equivalents							$9,242	$9,242	29.96%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States.
(2)
Unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments in accordance with ASC Topic 820. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value.
(3)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments and cash equivalents.
(4)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method. The Company did not hold a debt investment as of December 31, 2024.
(5)
As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $9,242 resulting in estimated gross unrealized gains and losses of $0 and $0, respectively.
(6)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company does not “control” any portfolio companies.
(7)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2024, the Company does not identify any of its portfolio companies as affiliates.
(8)
Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 0% of total assets as of December 31, 2024.
(9)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in Cash and Cash Equivalents on the Statements of Assets and Liabilities.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Notes to Financial Statements

(Amounts in thousands, except share, per share data, percentages and as otherwise noted)

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

The Company is managed by 5C Lending Partners Advisor LLC (the “Advisor”). The Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the Company's board of directors (the “Board of Directors”) and pursuant to the Investment Advisory Agreement, the Advisor manages the Company’s day-to-day operations and provides investment advisory and management services to the Company.

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

On July 10, 2024, an affiliate of the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. The Company commenced operations on September 26, 2024, the date the Company issued 515 shares of 12.0% Series A cumulative preferred shares with a par value of $0.001 per share (“Preferred Stock”) for an aggregate offering price of $1,545 and separately issued 80,000 shares of Common Stock for proceeds of $2,000 from outstanding Commitments of an affiliate to the Advisor. Prior to the commencement of operations, only organizational and administrative activities were conducted.

The costs incurred by the Company for the period from October 16, 2023 (the Company’s inception) through December 31, 2023 related to the organization of and preparation for the Company’s commencement of operations and future operations. These costs consisted of organizational expenses of $184, offering costs of $158, and administrative expenses of $6. The Advisor has elected to waive administrative expenses of $6 and will not make these expenses subject to reimbursement by the Company. The organizational expenses are subject to conditional reimbursement by the Company under the Expense Support Agreement.

The costs incurred by the Company for the year ended December 31, 2024 consisted of organizational expenses of $2,285, offering costs of $1,453, administrative service expenses of $3,638, professional fees of $583, directors' fees of $204, other general and administrative expenses of $234, and amortization of deferred offering costs of $385. Of these expenses, the Advisor has elected to waive administrative service expenses of $3,458, and other general and administrative expenses of $35 and will not make these expenses subject to reimbursement by the Company under the Expense Support Agreement. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods. Organizational expenses of $2,285, administrative service expenses of $161, professional fees of $583, directors' fees of $204, other general and administrative expenses of $199, and amortization of deferred offering costs of $358 are subject to conditional reimbursement by the Company under the Expense Support Agreement. Refer to Note 2 for additional information on the Company’s organizational expenses and offering costs and Note 3 for the terms governing the Expense Support Agreement.

As of December 31, 2024, the Company had not commenced investment operations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and therefore, applies the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included. The functional currency of the Company is U.S. dollars and these financial statements have been prepared in that currency.

The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material.

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation primarily through first lien debt investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s co-presidents, chief financial officer and general counsel and assesses the performance and makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amounts of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits held with a financial institutions and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of December 31, 2024 and December 31, 2023, the Company had $9,242 and $0 respectively, of cash equivalents invested in a money market fund. As of December 31, 2024 and December 31, 2023, the Company had cash balances of $23,038 and $0, respectively.

Investment Transactions

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Other Income

Other income includes income such as consent, waiver, amendment, and unused fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Investments at Fair Value

The Board of Directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Advisor’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board of Directors has designated the Advisor as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor’s valuation policy.

We apply Financial Accounting Standards Board Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

•
Level 1- Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2- Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Advisor will apply the valuation policy approved by our Board that is consistent with ASC Topic 820. Consistent with the valuation policy, the Advisor evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Advisor subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

The Advisor determines the fair value of our investment portfolio on at least a quarterly basis. Securities that are publicly traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly traded with readily available market prices will be valued at fair value as determined in good faith by the Advisor, in accordance with valuation policies approved by the Board of Directors. In connection with that determination, the Advisor will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment including the impact of changes in broader market indices and credit spreads and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income earned on money market funds are recorded on an accrual basis.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are capitalized as assets on the Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the borrowings and included in interest expense in the Statements of Operations. As of December 31, 2024 and December 31, 2023, the Company had deferred financing costs of $578 and $0, respectively. As of December 31, 2024 and December 31, 2023, the amount of capitalized financing costs paid by an affiliate of the Advisor on behalf of the Company was $12 and $0, respectively, and the amount of capitalized financing costs payable to third parties was $566 and $0, respectively. As of December 31, 2024 and December 31, 2023, the Company had no borrowings outstanding.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company's continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company's commencement of operations or incurrence. For the year ended December 31, 2024 and for the period from October 16, 2023 through December 31, 2023, the Company incurred offering costs of $1,453 and $158, respectively. For the year ended December 31, 2024 and for the period ended December 31, 2023, amortization of offering costs totaled $385 and $0 respectively. As of December 31, 2024 and December 31, 2023, the portion of amortized offering costs that the Advisor has elected to pay on behalf of the Company totaled $358 and $0 respectively, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement defined and further described in Note 3.

As of December 31, 2024 and December 31, 2023, the Company capitalized $1,226 and $158, respectively, of offering costs net of amortization. As of December 31, 2024 and December 31, 2023, the amount of capitalized offering costs paid by an affiliate of the Advisor on behalf of the Company was $1,128 and $0, respectively, and the amount of capitalized offering costs payable to third parties was $22 and $158, respectively.

Under the Investment Advisory Agreement and the Administration Agreement (each as defined in Note 3), the Company is responsible for bearing its organizational expenses, offering costs and other costs and expenses of its operations, administration, and transactions. The amortization of organizational expenses and offering costs incurred by the Company and elected to be paid by the Advisor under the Expense Support Agreement do not presently represent a liability of the Company since the obligation to reimburse the Advisor for these expenses is conditional and not considered probable to occur as of December 31, 2024 and December 31, 2023. Refer to Note 3 for additional information.

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized on the Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of December 31, 2024 and December 31, 2023, the Company did not have any prepaid expenses.

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

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it generates certain sources of income and meets asset diversification requirements and distributes to its stockholders, for each taxable year, an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s net ordinary income for each calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax.

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024 and December 31, 2023, no tax expenses and no interest and penalties were incurred and there are no open tax years that are subject to IRS examination.

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

Stockholders who receive distributions in the form of additional shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as if they received distributions in cash. Since a participating stockholder’s cash distributions will be reinvested, however, such stockholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or other distribution from the Company will generally be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the stockholder’s account.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)”. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the financial statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)”. ASU 2023-07 enhances the disclosures required for significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on the financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Agreements and Related Party Transactions

Investment Advisory Agreement

On June 18, 2024, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Advisor. Under the terms of the Investment Advisory Agreement, the Advisor provides investment advisory services to the Company. The Advisor’s services under the Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Pursuant to the Investment Advisory Agreement, the Company will pay the Advisor a fee for its investment advisory and management services consisting of two components—a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). Unless waived by the Advisor, the cost of both the Management Fee and the Incentive Fee will be borne by the Company’s stockholders.

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

The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

For the year ended December 31, 2024 and for the period ended December 31, 2023, Management Fees were $2 and $0, respectively, and were waived by the Advisor.

Incentive Fee

The Incentive Fee consists of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash, interest in the form of securities received rather than cash, including original issuance discount (“OID”), PIK and zero coupon investments, and any other fees such as commitment, origination, structuring, diligence, consulting, or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee). These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter).

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

The Company pays the Advisor an Investment Income Incentive Fee in each calendar quarter as follows:

•
•
No Investment Income Incentive Fee is payable to the Advisor in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Amount for such calendar quarter;
•
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
•
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

For the year ended December 31, 2024 and for the period ended December 31, 2023, the Company did not accrue or incur any incentive fees.

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

For the year ended December 31, 2024 and for the period ended December 31, 2023, the Company has incurred $3,638 and $6, respectively, of administrative service expenses, and $234 and $0, respectively, of other general and administrative expenses payable under the Administration Agreement. For the year ended December 31, 2024 and for the period ended December 31, 2023 $3,493 and $6, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the year ended December 31, 2024 and the period ended December 31, 2023, $360 and $0, respectively, of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

Expense Support Agreement

On June 18, 2024, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor may elect to pay certain of the Company’s expenses, including those expenses incurred prior to the first drawdown date which occurred on September 26, 2024, on the Company’s behalf (“Expense Payments”), provided that no portion of such Expense Payments will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Advisor commits to pay must be paid by the Advisor to or on behalf of the Company in any combination of cash or other immediately available funds no later than ninety days after such commitment is made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

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

The following table shows the summary of expense payments and related reimbursement payments since the Company’s commencement of operations:

	Expense Payments Made by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Common Share	Operating Expense Ratio
For the Quarter Ended
September 30, 2024(1)(2)	$2,831	$—	$2,831	September 30, 2027	0.00%	37.07%
December 31, 2024	1,143	—	1,143	December 31, 2027	0.00%	7.30%
Total	$3,974	$—	$3,974

(1)
Included in this amount is $1,562 of Expense Payments made by the Advisor relating to expenses incurred by the Company for the period from October 16, 2023 (Inception) through the quarter ended June 30, 2024.
(2)
A Reimbursement Payment of $186 dollars was owed by the Company to the Advisor as of December 31, 2024 related to Expense Payments made by the Advisor on behalf of the Company for the period ended September 30, 2024. The amount is disclosed as zero in the table due to rounding.

As of December 31, 2024, the Advisor has provided written commitments for Expense Payments in the amount of $3,974. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. As of December 31, 2024 and December 31, 2023, there is $186 dollars and $0 dollars, respectively, included within due to affiliates for reimbursement of expense support.

Co-Investment Transactions Exemptive Relief

The Company was granted an exemptive order from the SEC which permits the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisor.

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

Due to Affiliate

As of December 31, 2024 and December 31, 2023, 5C Investment Partners LP, an affiliate of the Advisor, has paid $1,128 and $0, respectively, of offering costs, and $12 and $0, respectively, of financing costs on behalf of the Company which represents a liability of the Company.

4. Commitments and Contingencies

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of December 31, 2024 and December 31, 2023, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred for the year ended December 31, 2024 and for the period ended December 31, 2023, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. Refer to Note 3 for additional information.

5. Fair Value Measurements

As of December 31, 2024, the Company had not commenced investment operations, but held a short-term money market fund that was classified as a cash equivalent on the Statements of Assets and Liabilities. The following is a summary of the Company’s investments and cash equivalents categorized within the fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Total Investments at fair value before Cash Equivalents	$—	—	—	$—
Money Market Fund	9,242	—	—	9,242
Total Cash Equivalents	9,242	—	—	9,242
Total Investments at fair value after Cash Equivalents	$9,242	—	—	$9,242

As of December 31, 2023, the Company had no investments.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. During the year ended December 31, 2024, no investments were transferred into or out of Level 3.

6. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2024 and December 31, 2023, the Company had received Capital Commitments totaling $604,804 and $0 ($573,931 and $0 remaining undrawn), respectively, of which $21,550 and $0 ($19,450 and $0 remaining undrawn), respectively, are from affiliates of the Advisor.

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

The following table summarizes the total common shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
July 10, 2024	1,000	$25
September 26, 2024	80,000	2,000
November 7, 2024	234,945	5,848
December 23, 2024	927,046	23,000
Total	1,242,991	$30,873

There was no issuance of common stock in 2023.

Preferred Stock

On September 26, 2024, the Company issued and sold 515 shares of the Company’s Preferred Stock. Each share of the Preferred Stock was sold at a price of $3,000 per share, net of offering costs and an administration fee, and each individual investor in the Preferred Stock was entitled to purchase only one share of the Preferred Stock. The Company received proceeds of $1,545 net of fees and costs of $122 for net proceeds of $1,423. Each holder of the Preferred Stock is entitled to the Liquidation Value with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up. The Preferred Stock is senior to all other classes and series of Common Stock, and rank on parity with any other class or series of preferred stock of the Company, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Preferred Stock. Dividends on each share of Preferred Stock accrue on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon- (the "Preferred Dividends"), from and including the date of issuance, or, if any shares of Preferred Stock are issued after the first dividend period, dividends on such shares shall accrue and be cumulative from the day immediately following the most recent dividend payment date, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Preferred Stock is redeemed. Dividends accrue whether or not they have been authorized or declared, whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Dividends are payable semi-annually.

The Preferred Stock is subject to redemption at the Company's option any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as the Redemption Date. If the Company elects to cause the redemption of the Preferred Stock, each share of Preferred Stock will be redeemed for a price, payable in cash (i.e. no conversion provision) on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) if the redemption date occurs prior to the second (2nd) anniversary of the date of the original issuance of the Preferred Stock, a redemption premium of $300 dollars; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Preferred Stock will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.

Distributions and Distribution Reinvestment Plan

During the year ended December 31, 2024 and for the period ended December 31, 2023, no Common Stock distributions had been declared or paid by the Company. The Preferred Dividends are calculated from and including September 16, 2024. For the year ended December 31, 2024, and for the period ended December 31, 2023, $54 and $0, respectively, of Preferred Dividends were declared, accrued and paid by the Company. The Company records an obligation for Preferred Dividends once declared. Income available to common shareholders was adjusted for these dividends for purposes of presenting earnings per share.

The following table summarizes the Company’s distributions to preferred shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
December 11, 2024	December 15, 2024	December 31, 2024	$105	$54
Total distributions			$105	$54

With respect to distributions on Common Stock, the Company has adopted an “opt out” distribution reinvestment plan for stockholders. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, each stockholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of additional shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

7. Income Tax

The Company commenced operations on September 26, 2024 and did not have any tax implications prior to the commencement of operations. For the period from October 16, 2023 (inception) through December 31, 2023, there was no taxable or distributable income.

The tax character of distributions for the year ended December 31, 2024 are as follows:

December 31, 2024
Ordinary income (including net short-term capital gains)	$54
Capital gains	—
Return of Capital	—
Total taxable distributions	$54

The components of accumulated earnings (losses) on a tax basis for the year ended December 31, 2024 are as follows:

December 31, 2024
Undistributed net investment income (loss)	$—
Undistributed capital gains	—
Total undistributed earnings	$—
Capital loss carryforward	—
Net unrealized appreciation (depreciation)	—
Timing differences	—
Total accumulated gain (loss)	—
Total	$—

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2024, the Company had no capital loss carryforwards.

For the year ended December 31, 2024, the Company made the following reclassifications of permanent book to tax basis differences:

December 31, 2024
Additional paid-in capital in excess of par value	$(27)
Distributable earnings (accumulated losses)	$27

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income for the year ended December 31, 2024:

December 31, 2024
Net increase (decrease) in net assets resulting from operations	$27
Net change in unrealized appreciation (depreciation)	—
Other expenses not currently deductible	27
Total taxable income before distributions	$54

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes for the year ended December 31, 2024 were as follows:

December 31, 2024
Tax cost	$9,242
Gross unrealized appreciation	—
Gross unrealized depreciation	—
Investments at fair value after Cash Equivalents	$9,242

For the year ended December 31, 2024, there are no differences between U. S. GAAP basis and tax basis unrealized gains (losses) on our investments. There was no net tax unrealized appreciation (depreciation) on investments as of December 31, 2024.

Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Tax Information

During the year ended December 31, 2024, the Company designated approximately 100% of its distributions from net investment income as interest related dividends pursuant to Section 871(k) of the Code.

During the year ended December 31, 2024, the Company designated 100% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $0 as capital gain dividends paid during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company designated $0 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

8. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2024 and for the period ended December 31, 2023:

Earnings per common share—basic and diluted	For the Year Ended December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023(1)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(27)	$—
Weighted average shares of Common Stock outstanding—basic and diluted	235,076	—
Earnings per share of Common Stock—basic and diluted	$(0.12)	$—

(1)
There were no shares of Common Stock outstanding as of December 31, 2023, or for the period from October 16, 2023 (Inception) through December 31, 2023.

9. Financial Highlights

The following are the financial highlights for a common share outstanding:

($ in thousands, except share, per share amounts, and percentages)	For the period from August 30, 2024 Through December 31, 2024(1)
Per Share Data:
Net asset value per common share, beginning of period	$25.00
Net investment income (loss)(2)	0.11
Net increase (decrease) in net assets resulting from operations	0.11
Distributions of net investment income to preferred shareholders(2)	(0.23)
Total distributions to preferred shareholders	(0.23)
Net increase (decrease) in net assets relating to capital share transactions(6)	(0.06)
Total increase (decrease) in net assets applicable to common shareholders from capital share transactions	(0.06)
Total increase (decrease) in net assets applicable to common shareholders	(0.18)
Net asset value per common share, end of period	$24.82
Total return based on net asset value(3)	-0.74%

Ratios to Average Net Assets:
Ratio of net investment income (loss) to average net assets applicable to common shares(4)(7)	1.21%
Ratio of total expenses to average net assets applicable to common shares, gross(4)(7)	85.45%
Ratio of total expenses to average net assets applicable to common shares, net of waivers(4)(7)	0.76%
Portfolio turnover rate(5)	0.00%

Supplemental Data
Net assets, end of period	$32,391
Shares of Common Stock outstanding, end of period	1,242,991
Weighted average shares of Common Stock outstanding	235,076
Total capital commitments, end of period	$604,804
Ratio of total contributed capital to total committed capital, end of period	5.10%
Asset coverage ratio	2096.46%

(1)
Period beginning on the registration effective date (August 30, 2024).
(2)
Per share amounts are calculated based on the weighted average shares outstanding during the period.
(3)
Total return is calculated as the change in net asset value per common share during the period, plus distributions per common share, if any, divided by the net asset value per common share at the beginning of the period. Total return is for the period indicated and has not been annualized.
(4)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs.
(5)
Not applicable as the Company has not yet commenced its origination and investment activities.
(6)
The amount shown at this caption is the balancing amount derived from the other figures in this schedule. The amount shown for capital share transactions, including share issuances, will fluctuate due to the timing of the share issuances and the weighted average shares over the period.
(7)
The amounts reflected for the respective period do not reflect the effect of dividend payments to preferred shareholders.

10. Senior Securities

The following is information about the Company’s senior securities:

	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit(3)
Preferred Stock(4)
December 31, 2024	$1,545	$20,965	$3,000	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)
Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)
Not applicable as the senior securities are not registered for public trading.
(4)
The Company issued the Preferred Stock on September 26, 2024.

11. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the items listed below, there have been no subsequent events that occurred during such period that would require disclosure in the financial statements or would be required to be recognized in the financial statements as of and for the year ended December 31, 2024.

Senior Secured Revolving Credit Facility

On January 16, 2025, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”), by and between the Company, as initial borrower, U.S. Bank National Association (“U.S. Bank”) as administrative agent, lead arranger, letter of credit issuer and the lenders party thereto from time to time (each a “Lender”). Capitalized terms used herein but not defined will have the meanings ascribed thereto in the Revolving Credit Agreement.

The Revolving Credit Agreement provides for a revolving credit facility (the “Credit Facility”) in the maximum principal amount of $150 million, subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. The Company may, at any time on or before October 16, 2025, increase U.S. Bank’s commitment under the Credit Facility to a maximum principal amount of $300 million, subject to the conditions of the Revolving Credit Agreement, including the payment of a facility increase fee. In addition, subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

Borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars, at the Company’s option (a) the daily simple SOFR plus 2.30%, (b) the Adjusted Term SOFR for the applicable interest period plus 2.30% or (c) 1.30% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in euros, yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 2.30%; (iii) in the case of loans denominated in sterling, SONIA plus 2.30%; (iv) in the case of loans denominated in Swiss francs, SARON plus 2.30%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 2.30% or (b) the adjusted Term CORRA for the applicable interest period plus 2.30%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.29547%, subject to certain conditions. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to (a) 0.30% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is greater than 50% of the maximum commitment; or (b) 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is equal to or less than 50% of the maximum commitment, in either case calculated daily and on the basis of actual days elapsed in a year consisting of 360 days.

The Credit Facility will mature upon the earliest of (i) January 15, 2027 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the Investment Company Act of 1940, as amended.

Commencement of Investment Operations

On January 9, 2025, the Company commenced investment operations by originating senior secured loans. As of March 13, 2025, the Company had commitments of $121.0 million in aggregate principal amount, of which $52.2 million was funded and $68.8 million was unfunded, in four portfolio companies.

Subscriptions

Subsequent to December 31, 2024, the Company closed on additional Capital Commitments in its private offerings totaling $35.7 million, of which $0.7 million is from affiliates of the Advisor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Co-Presidents and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on that evaluation, our Co-Presidents and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded and reported within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to us, including our Co-Presidents and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item can be found in the Company’s Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item can be found in the Company’s Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item can be found in the Company’s Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item can be found in the Company’s Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item can be found in the Company’s Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1.
Financial Statements- Financial statements are included in Item 8. See the Index to the financial statements on page F-1.
2.
Financial Statements Schedules- None. Financial statements schedules that are not listed herein have been omitted because they are not required or not applicable or the required information is included in the financial statements or notes thereto.
3.
Exhibits

The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the Registrant and are herein incorporated by reference.

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (1)
3.2	Articles Supplementary to the Charter of 5C Lending Partners Corp. (3)
3.3	Amended and Restated Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Form of Preferred Stock Subscription Agreement for Series A Preferred Stock (3)
4.3*	Description of Securities
10.1	Investment Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	Distribution Reinvestment Plan (1)
10.4	Form of Indemnification Agreement (1)
10.5	Custody Agreement, dated as of July 10, 2024, by and between the Registrant, U.S. Bank Trust Company, National Association and U.S. Bank National Association (2)
10.6	License Agreement (1)
10.7	Expense Support and Conditional Reimbursement Agreement (1)
10.8	Revolving Credit Agreement (4)
14.1*	Code of Ethics and Business Conduct
19.1*	Insider Trading Policy
21.1	List of Subsidiaries - None
31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

(1)
Previously filed as an exhibit to the Registrant's registration statement on Form 10 (File No. 000-56665) filed on July 1, 2024, and incorporated herein by reference.
(2)
Previously filed as an exhibit to the Registrant's amendment No. 1 to the registration statement on Form 10 (File No. 000-56665) filed on August 13, 2024, and incorporated herein by reference.
(3)
Previously filed as an exhibit to the Registrant's current report on Form 8-K filed on September 26, 2024 and incorporated by reference herein.
(4)
Previously filed as an exhibit to the Registrant's current report on Form 8-K filed on January 23, 2025 and incorporated by reference herein.

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2025

5C LENDING PARTNERS CORP.

By:	/s/ Thomas Connolly
Name:	Thomas Connolly
Title:	Co-President

By:	/s/ Michael Koester
Name:	Michael Koester
Title:	Co-President

By:	/s/ Jason Roos
Name:	Jason Roos
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Connolly	Co-President, Director	March 13, 2025
Thomas Connolly	(Co-Principal Executive Officer)

/s/ Michael Koester	Co-President, Director	March 13, 2025
Michael Koester	(Co-Principal Executive Officer)

/s/ Jason Roos	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 13, 2025
Jason Roos

/s/ Sheila Finnerty	Director	March 13, 2025
Sheila Finnerty

/s/ Robert Gheewalla	Director	March 13, 2025
Robert Gheewalla

/s/ Seth Lawry	Director	March 13, 2025
Seth Lawry