Form 10-Q
period 2025-03-31
5C Lending Partners Corp.
filed 2025-05-08
CIK 1998387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2025 there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on May 8, 2025 was 2,857,196.

5C Lending Partners Corp.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about 5C Lending Partners Corp. (the “Company,” “we” or “our”), the Company’s current and prospective portfolio investments, the Company’s industry, the Company’s beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio investments. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the "Annual Report") provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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
•
the ability of the Advisor (as defined below) to manage and support the Company’s investment process;
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

•
the Advisor’s liability being limited under the Investment Advisory Agreement (as defined in Note 3) and the requirement for the Company to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on the Company’s behalf than it would when acting for its own account;
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
•
risks associated with possible disruption in the Company’s or the Company’s portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors that the Company identifies in “Item 1A. Risk Factors” in our Annual Report, and in the Company’s other filings with the SEC that the Company will make from time to time.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” in our Annual Report and in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, the Company assumes no duty and does not undertake any obligation to update the forward-looking statements contained in this Report. Because the Company is an investment company, the forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 21E of the 1934 Act and Section 27A of the 1933 Act.

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
•
“1940 Act” refers to the Investment Company Act of 1940
•
“5C” refers to 5C Investment Partners LP and its subsidiaries and affiliated entities;
•
“5C Accounts” refers collectively to the pooled investment vehicles, including the Company, other business development companies and commingled private funds, separately managed accounts, funds of one and other similar vehicles and accounts to which 5C provides and intends to provide investment advisory services;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

5C Lending Partners Corp.

Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2025
	(Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments at fair value (amortized cost $51,352 and $0, respectively)	$51,324	$—
Cash and cash equivalents	67,546	32,280
Deferred offering costs	925	1,226
Deferred financing costs	1,535	578
Interest receivable	594	—
Dividend receivable	37	35
Total Assets	$121,961	$34,119

Liabilities
Debt	$47,600	$—
Due to affiliate	1,508	1,140
Interest payable	227	—
Management fee payable	42	—
Accrued expenses and other liabilities	246	588
Total Liabilities	$49,623	$1,728

Commitments and contingencies (Note 7)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 515 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 2,857,196 and 1,242,991 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital in excess of par value of Common Stock	70,843	30,845
Distributable earnings (Accumulated losses)	(53)	—
Total Net Assets	$72,338	$32,391
Total Liabilities and Net Assets	$121,961	$34,119
Net Asset Value Per Share of Common Stock(2)	$24.78	$24.82

(1) The par amount of Preferred Stock at March 31, 2025 and December 31, 2024 is zero due to rounding.

(2) Net asset value per share of Common Stock may not recalculate due to rounding.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$981	$—
Dividend income	52	—
Other income	30	—
Total Investment Income	1,063	—
Expenses
Interest expense	$557	$—
Administrative service expenses	846	186
Organizational expenses	—	297
Professional fees	552	—
Amortization of deferred offering costs	408	—
Other general and administrative expenses	208	—
Directors' fees	86	—
Management fees	42	—
Total Expenses	2,699	483
Less: Expenses waived by Advisor (Note 3)	(762)	(186)
Less: Expense Support (Note 3)	(1,313)	(297)
Reimbursement of expense support (Note 3)	464	—
Net Expenses	1,088	—
Net Investment Income (Loss)	(25)	—
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(28)	—
Total Net Unrealized and Realized Gains (Losses)	(28)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(53)	$—
Preferred Stock dividends	(46)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(99)	$—
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(1)(2)	$(0.02)	$—
Earnings per share of Common Stock (basic and diluted)(1)(2)	$(0.07)	$—
Weighted average shares of Common Stock outstanding (basic and diluted)(2)	1,350,604	—

(1) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings per share of Common Stock (basic and diluted) may not recalculate due to rounding.

(2) There were no shares of Common Stock outstanding for the three months ended March 31, 2024.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statements of Changes in Net Assets (Unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391
Operations:
Net investment income (loss)	—	—	—	—	—	(25)	(25)
Net change in unrealized gains (losses)	—	—	—	—	—	(28)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(53)	$(53)
Capital Share Transactions:
Issuance of Common Stock	—	—	1,614,205	2	39,998	—	40,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	1,614,205	2	39,998	(53)	39,947
Balance at March 31, 2025(1)	515	$—	2,857,196	$3	$72,388	$(53)	$72,338

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2023(2)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net change in unrealized gains (losses)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$—	$—
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	—	—	—	—	—
Balance at March 31, 2024(2)	—	$—	—	$—	$—	$—	$—

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) The balances are zero due to the period being prior to the contribution of seed capital. All expenses incurred up to this date were either advanced by the Advisor on behalf of the Company and made subject to the Expense Support Agreement (Note 3), capitalized as an asset with an offsetting liability, or waived entirely.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.

Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(53)	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments, net	(51,324)	—
Net change in unrealized (gains) losses on investments	28	—
Net amortization of discount on investments	(28)	—
Accrual of deferred offering costs	(107)	(77)
Amortization of deferred offering costs	408	—
Accrual of deferred financing costs	(82)	—
Amortization of deferred financing costs	176	—
Changes in Operating Assets and Liabilities:
Interest receivable	(594)	—
Management fees payable	42	—
Interest payable	227	—
Dividend receivable	(2)	—
Due to affiliate	368	—
Accrued expenses and other liabilities	(98)	77
Net Cash Provided by (used in) Operating Activities	(51,039)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	40,000	—
Borrowings on debt	70,200	—
Repayments on debt	(22,600)	—
Deferred financing costs paid	(1,295)	—
Net Cash Provided by (used in) Financing Activities	86,305	—
Net Increase (Decrease) in Cash and Cash Equivalents	35,266	—
Cash and Cash Equivalents, Beginning of Period	32,280	—
Cash and Cash Equivalents, End of Period	$67,546	$—
Supplemental Information:
Interest paid during the period	$154	$—

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.
Schedule of Investments as of March 31, 2025 (Unaudited)
(Amounts in thousands, except percentages)
Financial services
Company(1)(2)(7)(8)(9)(11)(13)(14)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Financial Services
Foundation Risk Partners, Corp.(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	—	10/2030	$—	$(62)	$(63)	-0.09%
World Insurance Associates, LLC(12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	—	4/2030	—	(49)	(50)	-0.07%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(5)	(5)	-0.01%
Health Care Providers and Services
AAH Topco., LLC(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	—	12/2027	—	(87)	(88)	-0.12%
Professional Services
Endor Purchaser, Inc.(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(28)	(29)	-0.04%
Endor Purchaser, Inc.(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(28)	(29)	-0.04%
Endor Purchaser, Inc.(3)	First Lien Term Loan	1/2025	SOFR + 5.00%	9.30%	1/2032	26,250	26,000	25,988	36.71%
Software
Vamos Bidco, Inc.(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.75%	—	1/2032	—	(53)	(54)	-0.08%
Vamos Bidco, Inc.(12)	First Lien Revolver	1/2025	SOFR + 4.75%	—	1/2032	—	(31)	(32)	-0.05%
Vamos Bidco, Inc.(3)	First Lien Term Loan	1/2025	SOFR + 4.75%	9.05%	1/2032	25,946	25,695	25,686	36.29%
Total Debt Investments							51,352	51,324	72.50%
Total Investments before Cash Equivalents							51,352	51,324	72.50%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund	10/2024	—	4.22%	—	67,545	67,545	67,545	95.41%
Total Cash Equivalents							67,545	67,545	95.41%
Total Investments after Cash Equivalents							$118,897	$118,869	167.91%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States.
(2)
Unless otherwise indicated, the fair value of all investments were determined using significant unobservable inputs and are considered Level 3 investments in accordance with ASC Topic 820. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value.
(3)
Investment contains a variable rate structure, and may be subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (which can include the Federal Funds Rate or the Prime Rate), selected at the borrower’s option, and which reset periodically based on the terms of the credit agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The interest rate shown is the interest rate in effect at March 31, 2025.
(4)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments and cash equivalents.

(5)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on term debt investments using the effective interest method and the straight-line method for revolving or delayed draw investments.
(6)
As of March 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $118,897 resulting in estimated gross unrealized gains and losses of $0 and $28, respectively.
(7)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company does not “control” any portfolio companies.
(8)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of March 31, 2025, the Company does not identify any of its portfolio companies as affiliates.
(9)
Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 0% of total assets as of March 31, 2025.
(10)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in Cash and Cash Equivalents on the Statements of Assets and Liabilities.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be "restricted securities" under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $0, or 0.0% of the Company's net assets.
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost, fair market value adjustments or a combination thereof. See Note 7 "Commitments and Contingencies" for more information on the Company's unfunded commitments.
(13)
Certain portfolio company investments may be subject to contractual restrictions on sales.
(14)
All funded debt investments are income producing. As of March 31, 2025, there were no investments that were on a non-accrual status.

The accompanying notes are an integral part of these financial statements.

5C Lending Partners Corp.
Schedule of Investments as of December 31, 2024
(Amounts in thousands, except percentages)

Company(1)(2)(6)(7)(8)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(3)	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Total Debt Investments							$—	$—	0.00%
Total Investments before Cash Equivalents							—	—	0.00%
BlackRock Liquidity Funds T-Fund Institutional Share Class(9)	Money Market Fund	10/2024	—	4.36%	—	9,242	9,242	9,242	29.96%
Total Cash Equivalents							9,242	9,242	29.96%
Total Investments after Cash Equivalents							$9,242	$9,242	29.96%

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

The Company's investment objective is to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of first lien debt (including stand-alone first lien loans, "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position and first lien secured bonds) and, to a lesser extent, second lien debt, unsecured debt and equity or equity-related investments. The Company generally considers upper middle-market companies to consist of companies with earnings before interest, income tax, depreciation and amortization between $50 million to $500 million annually at the time of investment. The Company may from time to time invest in smaller or larger companies and other instruments if the Advisor (as defined below) believes that the opportunity presents attractive investment characteristics and the potential for attractive risk-adjusted returns.

The Company is managed by 5C Lending Partners Advisor LLC (the “Advisor”). The Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the Company's board of directors (the “Board of Directors”) and pursuant to the Investment Advisory Agreement (as defined in Note 3), the Advisor manages the Company’s day-to-day operations and provides investment advisory and management services to the Company.

The Company has conducted and from time to time may conduct private offerings of shares of the Company's common stock (the "Common Stock", and each such offering, a “Private Offering”), in the United States to “accredited investors” within the meaning of Regulation D under the 1933 Act, and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of a Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Common Stock pursuant to a subscription agreement entered into with the Company (each a "Subscription Agreement" and together, the "Subscription Agreements"). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice.

On July 10, 2024, an affiliate of the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. The Company commenced operations on September 26, 2024, the date the Company issued 515 shares of 12.0% Series A cumulative preferred shares with a par value of $0.001 per share (“Preferred Stock”) for an aggregate offering price of $1,545 and separately issued 80,000 shares of Common Stock for proceeds of $2,000 from outstanding Commitments of an affiliate to the Advisor. Prior to the commencement of operations, only organizational and administrative activities were conducted. The Company commenced investment operations in January 2025.

2. Significant Accounting Policies

Basis of Presentation

The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. The Company is an investment company and therefore, applies the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included. The functional currency of the Company is U.S. dollars, and these financial statements have been prepared in that currency.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits held with financial institutions and are highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of March 31, 2025 and December 31, 2024, the Company had $67,545 and $9,242, respectively, of cash equivalents invested in a money market fund. As of March 31, 2025 and December 31, 2024, the Company had cash balances of $1 and $23,038, respectively.

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

We apply Financial Accounting Standards Board Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in the determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

•
Level 1- Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2- Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. In addition to using the above inputs in investment valuations, the Advisor will apply the valuation policy approved by our Board of Directors that is consistent with ASC Topic 820. Consistent with the valuation policy, the Advisor evaluates the source of each input, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Advisor subjects those prices to various criteria to determine whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

The Advisor determines the fair value of our investment portfolio on a quarterly basis. Securities that are publicly traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly traded with readily available market prices will be valued at fair value as determined in good faith by the Advisor, in accordance with the valuation policy approved by the Board of Directors. In connection with that determination, the Advisor will prepare portfolio investment valuations which are based on relevant inputs, including, but not limited to, dealer quotes, values of comparable securities, recent portfolio company financial statements, forecasts and other relevant disclosures, and valuations prepared by independent third-party pricing and valuation services.

Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market values, the fair value of such investments may fluctuate from period to period due to changes in the unobservable inputs that the Advisor employs to determine the fair value of such investments. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize an amount(s) that is different from the amount(s) presented and such differences could be material.

In addition, changes in the market environment including the impact of changes in broader market indices and credit spreads and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three months ended March 31, 2025, none of our investment income was comprised of PIK interest. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when interest or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income from that loan will be ceased until principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income earned from money market funds is recorded on an accrual basis.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are capitalized as assets on the Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the borrowings and included in interest expense in the Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company had deferred financing costs net of amortization of $1,535 and $578, respectively. For the three months ended March 31, 2025 and 2024, amortization of deferred financing costs was $176 and $0, respectively. As of March 31, 2025 and December 31, 2024, the amount of capitalized financing costs paid by an affiliate of the Advisor on behalf of the Company was $266 and $12, respectively, and the amount of capitalized financing costs payable to third parties was $149 and $566, respectively. As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings of $47,600 and $0, respectively.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company's continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company's commencement of operations or incurrence. For the three months ended March 31, 2025 and 2024, the Company incurred offering costs of $107 and $77, respectively. For the three months ended March 31, 2025 and 2024, amortization of offering costs was $408 and $0, respectively. For the three months ended March 31, 2025 and 2024, the portion of amortized offering costs that the Advisor has elected to pay on behalf of the Company was $383 and $0, respectively, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement defined and further described in Note 3.

As of March 31, 2025 and December 31, 2024, the Company capitalized $925 and $1,226, respectively, of offering costs net of amortization. As of March 31, 2025 and December 31, 2024, the amount of capitalized offering costs paid by an affiliate of the Advisor on behalf of the Company was $778 and $1,128, respectively, and the amount of capitalized offering costs payable to third parties was $96 and $22, respectively.

Under the Investment Advisory Agreement and the Administration Agreement (each as defined in Note 3), the Company is responsible for bearing its organizational expenses, offering costs and other costs and expenses of its operations, administration, and transactions. Organizational expenses and the amortization of offering costs incurred by the Company and elected to be paid by the Advisor under the Expense Support Agreement represents a liability of the Company when the Company meets the conditions for reimbursement under the Expense Support Agreement. Refer to Note 3 for additional information.

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized on the Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of March 31, 2025 and December 31, 2024, the Company did not have any prepaid expenses.

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

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2025, no tax expenses and no interest and penalties were incurred. The Company's federal and state tax returns, beginning with the tax year ending December 31, 2024, remain open to examination by applicable tax authorities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to the financial statements.

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

For the three months ended March 31, 2025 and 2024, Management Fees were $42 and $0, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company did not accrue or incur any incentive fees.

Administration Agreement

On June 18, 2024, the Company entered into an administration agreement (the “Administration Agreement”) with an affiliate of the Advisor, 5C Investment Partners Administrator LLC (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, certain administrative and compliance services to the Company. These services include, but are not limited to, providing office facilities and equipment, maintaining financial and other records, preparing reports to stockholders and reports filed with the SEC, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. These services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, with consent of the Company’s Board of Directors, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company pays or reimburses the Administrator for certain expenses incurred by any such affiliates or third parties for work done on its behalf.

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

For the three months ended March 31, 2025 and 2024, the Company incurred administrative service expenses of $846 and $186, respectively, and other general and administrative expenses of $208 and $0, respectively, under the Administration Agreement. For the three months ended March 31, 2025 and 2024, $762 and $186, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three months ended March 31, 2025 and 2024, $292 and $0, respectively, of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

The following table shows the summary of expense payments and related reimbursement payments since the Company’s commencement of operations:

	Expense Payments Made by Advisor	Cumulative Reimbursement Payments to Advisor	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per share of Common Stock	Operating Expense Ratio
For the Quarter Ended
September 30, 2024(1)	$2,831	$464	$2,367	September 30, 2027	0.00%	37.07%
December 31, 2024	1,143	—	1,143	December 31, 2027	0.00%	7.30%
March 31, 2025	1,313	—	1,313	March 31, 2028	0.00%	2.34%
Total	$5,287	$464	$4,823

(1)
Included in this amount is $1,562 of Expense Payments made by the Advisor relating to expenses incurred by the Company for the period from October 16, 2023 (Inception) through the quarter ended June 30, 2024.

As of March 31, 2025, the Advisor has provided written commitments for Expense Payments in the amount of $5,287. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. For the three months ended March 31, 2025, the Company owed $464 of Reimbursement Payments related to Expense Payments made by the Advisor in previous quarters. Pursuant to the Expense Support Agreement, Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor. As of March 31, 2025 and December 31, 2024, there is $464 and $186 dollars, respectively, included within due to affiliates for reimbursement of expense support.

Co-Investment Transactions Exemptive Relief

The Company was granted an exemptive order from the SEC which permits the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisor.

License Agreement

On June 18, 2024, the Company entered into a License Agreement (the “License Agreement”) with 5C Investment Partners LP, pursuant to which the Company has been granted a non-exclusive, royalty-free license to use the name “5C”. Under the License Agreement, the Company has a right to use the 5C name for so long as the Advisor or one of its affiliates provides investment advisory services to the Company pursuant to the Investment Advisory Agreement.

Due to Affiliate

As of March 31, 2025 and December 31, 2024, 5C Investment Partners LP, an affiliate of the Advisor, has paid $778 and $1,128 respectively, of offering costs, and $266 and $12, respectively, of financing costs on behalf of the Company which represents a liability of the Company.

4. Investments at Fair Value

The composition of the Company's investment portfolio at amortized cost and fair value was as follows:

	March 31, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$51,352	$51,324	$—	$—
Total Investments	$51,352	$51,324	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The industry composition of investments at amortized cost and fair value was as follows:

	March 31, 2025			December 31, 2024 (1)
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Financial Services	$(116)	$(118)	-0.2%	$—	$—	0.0%
Health Care Providers and Services	(87)	(88)	-0.2%	—	—	0.0%
Professional Services	25,944	25,930	50.5%	—	—	0.0%
Software	25,611	25,600	49.9%	—	—	0.0%
Total	$51,352	$51,324	100.0%	$—	$—	0.0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The geographic composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024(1)
United States	100.0%	0.0%
Total	100.0%	0.0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

5. Fair Value Measurements

The following is a summary of the Company’s investments and cash equivalents categorized within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$51,324	$51,324
Total Investments at fair value before Cash Equivalents	—	—	51,324	51,324
Money Market Fund	67,545	—	—	67,545
Total Cash Equivalents	67,545	—	—	67,545
Total Investments at fair value after Cash Equivalents	$67,545	$—	$51,324	$118,869

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Total Investments at fair value before Cash Equivalents	$—	$—	$—	$—
Money Market Fund	9,242	—	—	9,242
Total Cash Equivalents	9,242	—	—	9,242
Total Investments at fair value after Cash Equivalents	$9,242	$—	$—	$9,242

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended
	March 31, 2025
	First Lien Debt Investments	Total Investments
Fair value, beginning of the period	$—	$—
Purchases and originations of investments	51,324	51,324
Payment in kind	—	—
Proceeds from investments	—	—
Net change in unrealized gains (losses) on investments	(28)	(28)
Net realized gains (losses) on investments	—	—
Net amortization of discount on investments	28	28
Transfers into (out of) Level 3	—	—
Fair value, end of period	$51,324	$51,324
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at March 31, 2025	$(28)	$(28)

Three Months Ended
March 31, 2024(1)
	First Lien Debt Investments	Total Investments
Fair value, beginning of the period	$—	$—
Purchases and originations of investments	—	—
Payment in kind	—	—
Proceeds from investments	—	—
Net change in unrealized gains (losses) on investments	—	—
Net realized gains (losses) on investments	—	—
Net amortization of discount on investments	—	—
Transfers into (out of) Level 3	—	—
Fair value, end of period	$—	$—
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at March 31, 2024	$—	$—

(1)
As of March 31, 2024, the Company had not yet commenced investment operations.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. During the three months ended March 31, 2025 and 2024, no investments were transferred into or out of Level 3.

The following tables present the significant unobservable inputs of the Company's Level 3 investments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value for the Level 3 investments.

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$51,324	Income approach	Discount rate	9.2% - 9.6% (9.5%)	Decrease
Total	$51,324

(1)
The weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

December 31, 2024(1)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First Lien debt investments	$—	N/A	N/A	N/A	N/A
Total	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a discounted cash flow analysis to estimate the fair value of the investments, specifically the yield method. The cash flows used in the discounted cash flow analysis represent the contractual interest, fee and principal payments through the investment’s expected maturity date. These cash flows are discounted at a rate that is calibrated to the initial transaction and monitored over time to adjust for changes in observed market spreads and yields since the issuance of the investment along with changes in company specific factors.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facility (as defined below), which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2025, approximates its carrying value as the outstanding balance is callable at carrying value. The Company did not have any outstanding debt as of December 31, 2024.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and the Credit Facility, are classified as Level 2.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61(a) of the 1940 Act, the Company obtained Board of Directors' approval to borrow amounts such that its asset coverage is at least 150%, rather than 200%. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 244.05% and 2096.46%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test.

The Company’s outstanding debt obligations as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$150,000	$47,600	$47,600	$102,400
Total Debt	$150,000	$47,600	$47,600	$102,400

(1)
The amount available may be subject to limitations related to the Credit Facility's borrowing base.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

(1)
The Company did not have any outstanding debt as of December 31, 2024.

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

Borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars, at the Company’s option (a) the daily simple SOFR plus 2.30%, (b) the Adjusted Term SOFR for the applicable interest period plus 2.30% or (c) 1.30% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in euros, yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 2.30%; (iii) in the case of loans denominated in sterling, SONIA plus 2.30%; (iv) in the case of loans denominated in Swiss francs, SARON plus 2.30%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 2.30% or (b) the adjusted Term CORRA for the applicable interest period plus 2.30%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.29547%, subject to certain conditions. As of March 31, 2025, borrowings under the Credit Facility bore interest at the daily simple SOFR plus 2.30%. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to (a) 0.30% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is greater than 50% of the maximum commitment; or (b) 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is equal to or less than 50% of the maximum commitment, in either case calculated daily and on the basis of actual days elapsed in a year consisting of 360 days. As of March 31, 2025, the unused commitment fee was equal to 0.30% per annum on the unused portion of the lenders’ commitments under the Credit Facility.

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

As of March 31, 2025, the Company was in compliance with the terms of the Credit Facility.

For the three months ended March 31, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024(2)
Interest expense	$301	$—
Commitment fees	80	—
Amortization of deferred financing costs	176	—
Total Interest Expense	$557	$—
Average debt outstanding(1)	$23,383	$—
Weighted average interest rate (1)	6.6%	0.0%

(1)
For the three months ended March 31, 2025, average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Credit Facility on January 21, 2025.
(2)
The Company did not have any outstanding debt as of or for the three months ended March 31, 2024.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of March 31, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	March 31, 2025	December 31, 2024(1)
AAH Topco., LLC	First Lien Delayed Draw Term Loan	3/2027	$17,500	$—
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc.	First Lien Revolver	1/2032	2,917	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	25,000	—
Vamos Bidco, Inc.	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.	First Lien Revolver	1/2032	3,243	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	20,000	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$86,304	$—
(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of March 31, 2025 and December 31, 2024, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. Refer to Note 3 for additional information.

8. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $640,456 and $604,804, respectively ($569,583 and $573,931 remaining undrawn, respectively), of which $22,220 and $21,550, respectively ($19,740 and $19,450 remaining undrawn, respectively) are from affiliates of the Advisor.

Common Stock

The Company has the authority to issue up to 5,000,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. On July 10, 2024, 5C Investment Partners LP, an affiliate of the Advisor, purchased 1,000 shares of Common Stock, par value $0.001 per share, at a price of $25 per share as the Company’s initial capital. These shares of Common Stock were issued and sold in reliance upon Section 4(a)(2) of the 1933 Act, which provides an exemption from the registration requirements of the 1933 Act.

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
Total	1,614,205	$40,000

There was no issuance of Common Stock during the three months ended March 31, 2024.

As of March 31, 2025, the Company issued an aggregate of 2,857,196 shares of Common Stock for aggregate proceeds of $70,873.

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

Distributions and Distribution Reinvestment Plan

During the three months ended March 31, 2025 and 2024, no Common Stock distributions had been declared or paid by the Company. The Preferred Dividends are calculated from and including September 16, 2024. For the three months ended March 31, 2025, $46 of Preferred Dividends were earned but not declared or paid by the Company. For the three months ended March 31, 2024 no Preferred Dividends were earned as there was no Preferred Stock issued as of March 31, 2024. The Company records an obligation for Preferred Dividends once declared. Income available to holders of Common Stock was adjusted for accrued dividends for purposes of presenting earnings per share.

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

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three months ended March 31, 2025 and 2024:

Earnings per share of Common Stock—basic and diluted	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024(1)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(99)	$—
Weighted average shares of Common Stock outstanding—basic and diluted	1,350,604	—
Earnings per share of Common Stock—basic and diluted	$(0.07)	$—

(1)
There were no shares of Common Stock outstanding as of March 31, 2024, or for the three months ended March 31, 2024.

10. Financial Highlights

The following are the financial highlights per share of Common Stock outstanding:

($ in thousands, except share, per share amounts, and percentages)	For the Three Months Ended March 31, 2025(1)
Per Share Data:
Net asset value per share of Common Stock, beginning of period	$24.82
Net investment income (loss)(2)	(0.02)
Net realized and unrealized gain (loss)(2)	(0.02)
Total increase (decrease) in net assets resulting from investment operations	(0.04)
Distributions of net investment income to preferred shareholders	—
Total distributions to preferred shareholders	—
Net increase (decrease) in net assets relating to capital share transactions(6)	—
Total increase (decrease) in net assets applicable to holders of Common Stock from capital share transactions	—
Total increase (decrease) in net assets applicable to holders of Common Stock	(0.04)
Net asset value per share of Common Stock, end of period	$24.78
Total return based on net asset value(3)	-0.16%

Ratios:
Ratio of net investment income (loss) to average net assets applicable to Common Stock(4)(7)	2.74%
Ratio of total expenses to average net assets applicable to Common Stock, gross(4)(7)	19.10%
Ratio of total expenses to average net assets applicable to Common Stock, net of waivers(4)(7)	5.75%
Portfolio turnover rate(5)	0.00%

Supplemental Data:
Net assets, end of period	$72,338
Shares of Common Stock outstanding, end of period	2,857,196
Weighted average shares of Common Stock outstanding	1,350,604
Total capital commitments, end of period	$640,456
Ratio of total contributed capital to total committed capital, end of period	11.07%
Asset coverage ratio	244.05%

(1)
Financial highlights for the three months ended March 31, 2024 are not presented as this period was prior to August 30, 2024, the date on which the Company became subject to the reporting requirements under the 1934 Act.
(2)
Per share amounts are calculated based on the weighted average shares outstanding during the period.
(3)
Total return is calculated as the change in net asset value per share of Common Stock during the period, plus distributions per share of Common Stock, if any, divided by the net asset value per share of Common Stock at the beginning of the period. Total return is for the period indicated and has not been annualized.
(4)
Amounts are annualized except for organizational and offering costs, expense support amounts relating to organizational and offering costs, and reimbursement of expense support. The ratio of total expenses to average net assets applicable to Common Stock, gross excludes the effect of expenses waived by the Advisor, expense support, and reimbursement of expense support which represented 13.35% of average net assets.
(5)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
(6)
The amount shown at this caption is the balancing amount derived from the other figures in this schedule. The amount shown for capital share transactions, including share issuances, will fluctuate due to the timing of the share issuances and the weighted average shares over the period.
(7)
The amounts reflected for the respective period do not reflect the effect of dividends earned but not declared or dividend payments to preferred shareholders.

11. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Except as noted below, there have been no subsequent events that occurred during such period that would require disclosure in the financial statements or would be required to be recognized in the financial statements as of and for the three months ended March 31, 2025.

Investment Operations

As of May 8, 2025, the Company had total loan commitments of $228.5 million in aggregate principal amount, of which $92.2 million was funded, $86.3 million was unfunded, and $50.0 million was unsettled in seven portfolio companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Part I-Item 1A. Risk Factors” in our Annual Report and “Forward-Looking Statements” set forth on page 1 of this Report for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the financial statements and notes thereto included. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Amounts are in thousands except share and per share amounts or as otherwise noted.

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, beginning with our tax year ending December 31, 2024 we will elect to be treated, and we intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. We are managed by the Advisor. The Advisor is a limited liability company that is registered as an investment adviser under the Advisers Act. The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company.

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

The Company employs leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, the Company is required to have an asset coverage ratio of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowings and issuing senior securities (including debt and preferred stock). Under the 1940 Act, any preferred stock we issue, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test. Any such leverage would be expected to increase the total capital available for investment by the Company.

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

The Company commenced operations on September 26, 2024, the date on which the Company issued 515 shares of Preferred Stock and 80,000 shares of Common Stock. Prior to the commencement of operations, our efforts were limited to the organization of and preparation for the Company’s commencement of operations and future operations. The Company commenced investment operations in January 2025.

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

Key Components of Our Results of Operations

Revenues

We generate revenue primarily from interest income on debt investments we hold. In addition, we may generate income from capital gains on the repayment or sale of investments, dividend income and various other fees. Our debt investments typically have a term of eight years or less and bear interest on a floating rate basis. Interest on our debt investments is also generally payable quarterly. In certain cases, our investments may provide for deferred or PIK interest or dividend payments. The principal amount of the investment plus any accrued but unpaid PIK interest or dividend payments are generally due on the maturity date of the investment. In addition, the Company may also generate revenue in the form of commitment, amendment, structuring, syndication, due diligence, unused and other fees.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income earned from money market funds is recorded on an accrual basis.

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

For the three months ended March 31, 2025, administrative service expenses of $84, professional fees of $552, directors' fees of $86, other general and administrative expenses of $208, and amortization of deferred offering costs of $383 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the three months ended March 31, 2024, organization expenses of $297 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

Expense Waivers

For the three months ended March 31, 2025, $762 of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. Expenses waived for three months ended March 31, 2025 were $762 of administrative service expenses. For the three months ended March 31, 2024, $186 of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. Expenses waived for three months ended March 31, 2024 were $186 of administrative service expenses. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

Leverage

The Company employs leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, and as approved by the Board of Directors and the Company’s initial stockholder, the Company is required to have an asset coverage of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowing and issuing senior securities (including debt and preferred stock). Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Portfolio and Investment Activity

The Company commenced investment operations in January 2025. Our investment activity is presented below (the information presented herein is at par value unless otherwise indicated):

Investments:	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024(1)
New investment commitments:
Gross originations	$138,500	$—
Total new investment commitments	$138,500	$—
Principal amount of investments funded:		—
First Lien debt investments	$52,196	—
Total principal amount of investments funded	$52,196	$—
Number of new investment commitments in new portfolio companies	5	—
Weighted average interest rate on income producing investments, at amortized cost	9.2%	0.0%
Weighted average interest rate on income producing investments, at fair value	9.2%	0.0%

(1)
As of March 31, 2024, the Company had not yet commenced investment operations.

Our investments consisted of the following:

	March 31, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$51,352	$51,324	$—	$—
Total Investments	$51,352	$51,324	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

As of March 31, 2025, no investments in the portfolio were on non-accrual status.

The Advisor monitors the financial trends of each portfolio company on an ongoing basis to determine if they are meeting their respective business plans and the Advisor’s underwriting assumptions and to assess the appropriate course of action with respect to each portfolio company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of the performance of the portfolio company against its business plan and the Advisor’s underwriting assumptions;
•
assessment of the portfolio company’s compliance with covenants;
•
review of monthly or quarterly financial statements and financial projections of the portfolio company;
•
periodic or regular contact with the portfolio company's management team and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to our other portfolio companies and to publicly available market data, if any; and
•
attendance at and participation in board meetings or presentations by the portfolio company where permitted in the credit documentation.

As part of the monitoring process, the Advisor employs an investment performance rating system to categorize our investments. In addition to various risk management and monitoring tools, the Advisor rates the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. The investment performance rating system for our investments is as follows:

•
An investment performance rating of 1 involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable versus expectations at the time of origination or acquisition, which may include the performance of the portfolio company or a potential exit;
•
An investment performance rating of 2 involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral versus expectations at the time of origination or acquisition. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2;
•
An investment performance rating of 3 indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and/or non-compliance with debt covenants; however, payments are generally not significantly past due; and
•
An investment performance rating of 4 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment rating of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments with an investment rating of 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss relative to our initial cost basis upon exit.

The Advisor rates the investments in our portfolio each quarter and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments with a rating of 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds) on the 1 to 4 performance investment rating system at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024(1)
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$—	—
2	51,324	100%	—	—
3	—	—	—	—
4	—	—	—	—
Total	$51,324	100%	$—	0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

Results of Operations

Although the Company was formed on October 16, 2023, we commenced operations on September 26, 2024. As a result, comparisons may not be meaningful. On January 9, 2025, we commenced investment operations.

Operating results were as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024(1)
Total Investment Income	$1,063	$—
Net Expenses	1,088	—
Net Investment Income (Loss)	(25)	—
Net Change in Unrealized Gains (Losses)	(28)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(53)	$—

(1)
The Company had no operating results for the three months ended March 31, 2024 as operations had not yet commenced. Prior to the commencement of operations, only organizational and administrative activities were conducted which were either waived or advanced by the Advisor and made subject to the Expense Support Agreement.

Investment Income

Investment income was as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024(1)
Interest income	$981	$—
Dividend income	52	—
Other income	30	—
Total Investment Income	$1,063	$—

(1)
The Company had no investment income for the three months ended March 31, 2024 as operations had not yet commenced.

Interest income, which includes amortization of upfront fees, increased from $0 for the three months ended March 31, 2024 to $981 for the three months ended March 31, 2025. The increase in interest income was primarily the result of investment operations commencing in January 2025 and growth in our investment portfolio. Dividend income increased from $0 for the three months ended March 31, 2024 to $52 for three months ended March 31, 2025 and was attributable to dividends earned on a money market fund. Other income increased from $0 for the three months ended March 31, 2024 to $30 for the three months ended March 31, 2025, primarily due to unfunded commitment fees. For the three months ended March 31, 2025, none of our investment income was comprised of PIK interest.

Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Interest expense	$557	$—
Administrative service expenses	846	186
Organizational expenses	—	297
Professional fees	552	—
Amortization of deferred offering costs	408	—
Other general and administrative expenses	208	—
Directors' fees	86	—
Management fees	42	—
Total Expenses	$2,699	$483
Less: Expense waived by Advisor	(762)	(186)
Less: Expense Support	(1,313)	(297)
Reimbursement of expense support	464	—
Net Expenses	$1,088	$—

Interest Expense

Interest expense increased from $0 for the three months ended March 31, 2024 to $557 for the three months ended March 31, 2025. The increase in interest expense was the result of entering into the Revolving Credit Agreement on January 16, 2025 and average debt outstanding of $23,383 for the three months ended March 31, 2025.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative services increased from $186 for the three months ended March 31, 2024 to $846 for the three months ended March 31, 2025, primarily as a result of the commencement of operations and investment operations.

Organizational Expenses

Organizational expenses include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. Organizational expenses decreased from $297 for the three months ended March 31, 2024 to $0 for the three months ended March 31, 2025 as a result of operations commencing on September 26, 2024.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $0 for the three months ended March 31, 2024 to $552 for the three months ended March 31, 2025, primarily as a result of the commencement of operations.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Statement of Assets and Liabilities and amortized over a twelve-month period. Amortization of deferred offering costs increased from $0 for the three months ended March 31, 2024 to $408 for the three months ended March 31, 2025, primarily as a result of the commencement of operations.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other costs. Other general and administrative expenses increased from $0 for the three months ended March 31, 2024 to $208 for the three months ended March 31, 2025, primarily as a result of sub-administrator and investment research costs.

Compensation to the Advisor

We pay the Advisor investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is borne by the Company’s stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts. The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2025 and 2024, the Company incurred Management Fees of $42 and $0, respectively.

Incentive Fee

We pay the Advisor an Incentive Fee consisting of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature. See Note 3 to our financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three months ended three months ended March 31, 2025 and 2024, the Company did not incur any Incentive Fees.

Reimbursement of expense support

We may owe the Advisor a Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. As of March 31, 2025, the Company owed the Advisor $464, for the reimbursement of expense support.

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

As of March 31, 2025 and December 31, 2024, we did not accrue U.S. federal excise tax.

Net Unrealized and Realized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2025, the net change in unrealized gains (losses) on our investment portfolio was $(28) attributed to amortization of upfront fees and original issue discount.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of Private Offerings, (ii) cash flows from our operations, and (iii) proceeds from the Credit Facility. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of our existing credit facility or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors.

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

As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratios were 244.05% and 2096.46%, respectively. We carefully consider our unfunded commitments for the purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Our primary use of cash will be (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s Stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet the needs of our daily operations for at least the next twelve months. As of March 31, 2025, we had approximately $102,400 of availability on our Credit Facility, subject to asset coverage limitations, and $569,583 in undrawn Capital Commitments.

As of March 31, 2025, we had $67,546 in cash and cash equivalents, an increase of $35,266 from December 31, 2024. During the three months ended March 31, 2025, cash used in operating activities was $51,039, primarily attributable to funding portfolio investments of $51,324. Cash provided by financing activities was $86,305 during the period due to borrowings of $70,200 and proceeds from the issuance of Common Stock of $40,000, which were partially offset by paydowns on debt of $22,600 and payment of deferred financing costs of $1,295.

Net Assets

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
Total	1,614,205	$40,000

As of March 31, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $640,456 and $604,804, respectively ($569,583 and $573,931 remaining undrawn, respectively), of which $22,220 and $21,550, respectively ($19,740 and $19,450 remaining undrawn, respectively) are from affiliates of the Advisor.

On September 26, 2024, the Company completed a private offering of its 12.0% Series A cumulative preferred stock, par value $0.001 per share (the “Preferred Stock”) to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 515 shares of Preferred Stock for an aggregate purchase price of $1,545. We may in the future issue additional series of preferred stock, though we have no intention to do so. The holders of the Preferred Stock are subject to certain dividend, voting, liquidation and other rights that are more fully described in Note 8 to our financial statements.

There were no Preferred Stock issuances during the three months ended March 31, 2025 and 2024.

Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes. During the three months ended March 31, 2025, no distributions had been declared or paid by the Company in regard to Common Stock. For the three months ended March 31, 2025, $46 of Preferred Dividends were earned but not declared or paid by the Company.

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

Borrowings

The following tables show the Company’s outstanding debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$150,000	$47,600	$47,600	$102,400
Total Debt	$150,000	$47,600	$47,600	$102,400

(1)
The amount available may be subject to limitations related to the Credit Facility's borrowing base.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

(1)
The Company did not have any outstanding debt as of December 31, 2024.

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

As of March 31, 2025, the Company was in compliance with the terms of the Credit Facility.

Contractual Obligations

The following table is a summary of contractual principal payment obligations under our Credit Facility as of March 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$47,600	$—	$47,600	$—	$—
Total Contractual Obligations	$47,600	$—	$47,600	$—	$—

In addition to the contractual principal payment obligations in the table above, we also have commitments to fund investments.

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

If a Stockholder fails to fund their commitment obligations or to make required contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired. Additionally, there may be significant adverse consequences for the Stockholder. In addition to losing its right to participate in future drawdowns, a defaulting Stockholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.

The Company may, in the Company’s sole discretion, permit one or more investors to make Subsequent Commitments after the date the first Subscription Agreements are accepted by the Company. Additional Stockholders will be required to make Catch-Up Purchases on a date (or dates) to be determined by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolvers or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period(s) when requested by portfolio companies in accordance with underlying loan agreements.

As of March 31, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	March 31, 2025	December 31, 2024(1)
AAH Topco., LLC	First Lien Delayed Draw Term Loan	3/2027	$17,500	$—
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc.	First Lien Revolver	1/2032	2,917	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	25,000	—
Vamos Bidco, Inc.	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.	First Lien Revolver	1/2032	3,243	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	20,000	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$86,304	$—
(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

As of March 31, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

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

Recent Developments

Investment Operations

As of May 8, 2025, the Company had total loan commitments of $228.5 million in aggregate principal amount, of which $92.2 million was funded, $86.3 million was unfunded, and $50.0 million was unsettled in seven portfolio companies.

Critical Accounting Policies

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in "Item 1A. Risk Factors" in our Annual Report.

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

We apply Financial Accounting Standards Board Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in the determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

•
Level 1- Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2- Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. In addition to using the above inputs in investment valuations, the Advisor will apply the valuation policy approved by our Board of Directors that is consistent with ASC Topic 820. Consistent with the valuation policy, the Advisor evaluates the source of each input, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Advisor subjects those prices to various criteria to determine whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

The Advisor determines the fair value of our investment portfolio on a quarterly basis. Securities that are publicly traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly traded with readily available market prices will be valued at fair value as determined in good faith by the Advisor, in accordance with the valuation policy approved by the Board of Directors. In connection with that determination, the Advisor will prepare portfolio investment valuations which are based on relevant inputs, including, but not limited to, dealer quotes, values of comparable securities, recent portfolio company financial statements, forecasts and other relevant disclosures, and valuations prepared by independent third-party pricing and valuation services.

Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market values, the fair value of such investments may fluctuate from period to period due to changes in the unobservable inputs that the Advisor employs to determine the fair value of such investments. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize an amount(s) that is different from the amount(s) presented and such differences could be material.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when interest or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income from that loan will be ceased until principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income earned from money market funds is recorded on an accrual basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to financial market risks, including risks related to changes in valuations, interest rates, and foreign currencies. Because we expect to borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates for our borrowed funds or investments will not have a material adverse effect on the Company’s net investment income or net assets.

Valuation Risk

We are subject to financial markets risks, including changes in valuations. We intend to primarily invest in illiquid debt and, to a lesser extent, equity of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments that we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize an amount(s) that are different from the amount(s) presented and such differences could be material.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to variable rate investments and to declines in the value of fixed rate investments. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the average spread over the specified reference rate that we earn on our portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.

As of March 31, 2025, 100.0% of our debt investments based on fair value (excluding unfunded debt investments) were at floating rates, with 100.0% of these investments subject to interest rate floors. The Credit Facility also bears interest at a floating rate.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, money market fund balance and yield, and our financing arrangements in effect as of March 31, 2025:

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$3,592	$1,428	2,164
Up 250 basis points	2,994	1,190	1,804
Up 200 basis points	2,395	952	1,443
Up 150 basis points	1,796	714	1,082
Up 100 basis points	1,197	476	721
Up 50 basis points	599	238	361
Down 50 basis points	(599)	(238)	(361)
Down 100 basis points	(1,197)	(476)	(721)
Down 150 basis points	(1,796)	(714)	(1,082)
Down 200 basis points	(2,395)	(952)	(1,443)
Down 250 basis points	(2,994)	(1,190)	(1,804)
Down 300 basis points	(3,592)	(1,428)	(2,164)

If deemed prudent, we may use interest rate risk management techniques to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2025, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as, but not limited to, futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in the benefits of changes in interest rates or exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Co-Presidents and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on that evaluation, our Co-Presidents and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded and reported (i) within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Co-Presidents and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Item 1A. Risk Factors.” in our Annual Report. There have been no material changes to our risk factors as previously disclosed in our Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (1)
3.2	Articles Supplementary to the Charter of 5C Lending Partners Corp. (3)
3.3	Amended and Restated Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Form of Preferred Stock Subscription Agreement for Series A Preferred Stock (3)
4.3	Description of Securities (5)
10.1	Investment Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	Distribution Reinvestment Plan (1)
10.4	Form of Indemnification Agreement (1)
10.5	Custody Agreement, dated as of July 10, 2024, by and between the Registrant, U.S. Bank Trust Company, National Association and U.S. Bank National Association (2)
10.6	License Agreement (1)
10.7	Expense Support and Conditional Reimbursement Agreement (1)
10.8

Revolving Credit Agreement, dated January 16, 2025, by and among 5C Lending Partners Corp., as the initial borrower and U.S. National Bank Association, as administrative agent, lead arranger, letter of credit issuer and lender. (4)

14.1	Code of Ethics and Business Conduct (5)
19.1	Insider Trading Policy (5)
21.1	List of Subsidiaries – None
31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Joint Code of Ethics of the Registrant and Advisor (1)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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
(5)
Previously filed as an exhibit to the Registrant's current report on Form 10-K filed on March 13, 2025 and incorporated by reference herein.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5C LENDING PARTNERS CORP.

Date: May 8, 2025	/s/ Thomas Connolly
	Name:	Thomas Connolly
	Title:	Co-President

Date: May 8, 2025	/s/ Michael Koester
	Name:	Michael Koester
	Title:	Co-President

Date: May 8, 2025	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer, Treasurer and Secretary