Form 10-Q
period 2025-06-30
5C Lending Partners Corp.
filed 2025-08-07
CIK 1998387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025 there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on August 7, 2025 was 4,879,032.

5C Lending Partners Corp.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

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
•
“1940 Act” refers to the Investment Company Act of 1940;
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

5C Lending Partners Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2025
	(Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments at fair value (amortized cost $133,773 and $0, respectively)	$133,605	$—
Cash and cash equivalents	142,527	32,280
Deferred offering costs	537	1,226
Deferred financing costs	1,622	578
Interest receivable	800	—
Dividend receivable	69	35
Total Assets	$279,160	$34,119

Liabilities
Debt	$153,800	$—
Due to affiliate	2,403	1,140
Interest payable	480	—
Management fee payable	143	—
Accrued expenses and other liabilities	139	588
Total Liabilities	$156,965	$1,728

Commitments and contingencies (Note 7)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 515 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 4,879,032 and 1,242,991 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	1
Additional paid-in capital in excess of par value of Common Stock	120,841	30,845
Distributable earnings (Accumulated losses)	(196)	—
Total Net Assets	$122,195	$32,391
Total Liabilities and Net Assets	$279,160	$34,119
Net Asset Value Per Share of Common Stock(2)	$24.73	$24.82

(1) The par amount of Preferred Stock at June 30, 2025 and December 31, 2024 is zero due to rounding.

(2) Net asset value per share of Common Stock may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,658	$—	$3,640	$—
Dividend income	98	—	149	—
Other income	155	—	185	—
Total Investment Income	2,911	—	3,974	—
Expenses
Interest expense	$1,037	$—	$1,594	$—
Administrative service expenses	741	768	1,587	954
Organizational expenses	—	1,063	—	1,360
Professional fees	492	—	1,045	—
Amortization of deferred offering costs	432	—	840	—
Other general and administrative expenses	206	—	414	—
Directors' fees	90	19	176	19
Management fees	143	—	185	—
Total Expenses	3,141	1,850	5,841	2,333
Less: Expenses waived by Advisor (Note 3)	—	(768)	(762)	(954)
Less: Expense Support (Note 3)	(1,935)	(1,082)	(3,248)	(1,379)
Reimbursement of expense support (Note 3)	1,615	—	2,078	—
Net Expenses	2,821	—	3,909	—
Net Investment Income (Loss)	90	—	65	—
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(140)	—	(168)	—
Total Net Unrealized and Realized Gains (Losses)	(140)	—	(168)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(50)	$—	$(103)	$—
Preferred Stock dividends	(46)	—	(93)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(96)	$—	$(196)	$—
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(1)(2)	$0.03	$—	$0.03	$—
Earnings (losses) per share of Common Stock (basic and diluted)(1)(2)	$(0.03)	$—	$(0.09)	$—
Weighted average shares of Common Stock outstanding (basic and diluted)(2)	2,968,286	—	2,163,914	—

(1) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings (losses) per share of Common Stock (basic and diluted) may not recalculate due to rounding.

(2) There were no shares of Common Stock outstanding for the three and six months ended June 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391
Operations:
Net investment income (loss)	—	—	—	—	—	(25)	(25)
Net change in unrealized gains (losses)	—	—	—	—	—	(28)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(53)	$(53)
Capital Share Transactions:
Issuance of Common Stock	—	—	1,614,205	2	39,998	—	40,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	1,614,205	2	39,998	(53)	39,947
Balance at March 31, 2025(1)	515	$—	2,857,196	$3	$72,388	$(53)	$72,338
Operations:
Net investment income (loss)	—	—	—	—	—	90	90
Net change in unrealized gains (losses)	—	—	—	—	—	(140)	(140)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(50)	$(50)
Capital Share Transactions:
Issuance of Common Stock	—	—	2,021,836	2	49,998	—	50,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends from net investment income	—	—	—	—	—	(93)	(93)
Net Increase (Decrease) for the Period	—	—	2,021,836	2	49,998	(143)	49,857
Balance at June 30, 2025(1)	515	$—	4,879,032	$5	$122,386	$(196)	$122,195

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2023(2)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net change in unrealized gains (losses)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$—	$—
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	—	—	—	—	—
Balance at March 31, 2024(2)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net change in unrealized gains (losses)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$—	$—
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	—	—	—	—	—
Balance at June 30, 2024(2)	—	$—	—	$—	$—	$—	$—

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) The balances are zero due to the period being prior to the contribution of seed capital. All expenses incurred up to this date were either advanced by the Advisor on behalf of the Company and made subject to the Expense Support Agreement (Note 3), capitalized as an asset with an offsetting liability, or waived entirely.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(103)	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments, net	(133,689)	—
Net change in unrealized (gains) losses on investments	168	—
Net amortization of discount on investments	(84)	—
Accrual of deferred offering costs	(151)	(538)
Amortization of deferred offering costs	840	—
Accrual of deferred financing costs	(82)	—
Amortization of deferred financing costs	391	—
Changes in Operating Assets and Liabilities:
Interest receivable	(800)	—
Management fees payable	143	—
Interest payable	480	—
Dividend receivable	(34)	—
Due to affiliate	1,263	—
Accrued expenses and other liabilities	(204)	538
Net Cash Provided by (used in) Operating Activities	(131,862)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	90,000	—
Borrowings on debt	213,500	—
Repayments on debt	(59,700)	—
Deferred financing costs paid	(1,598)	—
Preferred Stock dividends	(93)	—
Net Cash Provided by (used in) Financing Activities	242,109	—
Net Increase (Decrease) in Cash and Cash Equivalents	110,247	—
Cash and Cash Equivalents, Beginning of Period	32,280	—
Cash and Cash Equivalents, End of Period	$142,527	$—
Supplemental Information:
Interest paid during the period	$723	$—

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of June 30, 2025 (Unaudited)

(in thousands, except percentages)

Company(1)(2)(7)(8)(9)(11)(13)(14)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Distributors
BCPE Empire Holdings, Inc.(3)	Second Lien Term Loan	4/2025	SOFR + 5.25%	9.57%	12/2031	$40,000	$39,417	$39,520	32.76%
Diversified Consumer Services
Vacation Rental Brands, LLC(12)	First Lien Delayed Draw Term Loan	5/2025	SOFR + 5.25%	—	5/2032	—	(18)	(18)	-0.02%
Vacation Rental Brands, LLC(3)(12)	First Lien Revolver	5/2025	SOFR + 5.25%	9.55%	5/2031	1,383	1,341	1,340	1.11%
Vacation Rental Brands, LLC(3)	First Lien Term Loan	5/2025	SOFR + 5.25%	9.55%	5/2032	42,064	41,646	41,643	34.52%
Financial Services
Foundation Risk Partners, Corp.(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	—	10/2030	—	(59)	12	0.01%
World Insurance Associates, LLC(12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	—	4/2030	—	(46)	(130)	-0.11%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(5)	(9)	-0.01%
Health Care Providers and Services
AAH Topco., LLC(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	—	12/2027	—	(80)	(88)	-0.07%
Professional Services
Endor Purchaser, Inc.(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(27)	(35)	-0.03%
Endor Purchaser, Inc.(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(27)	(32)	-0.03%
Endor Purchaser, Inc.(3)	First Lien Term Loan	1/2025	SOFR + 5.00%	9.30%	1/2032	26,250	26,009	25,961	21.52%
Software
Vamos Bidco, Inc.(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.75%	—	1/2032	—	(51)	(97)	-0.08%
Vamos Bidco, Inc.(12)	First Lien Revolver	1/2025	SOFR + 4.75%	—	1/2032	—	(31)	(45)	-0.04%
Vamos Bidco, Inc.(3)	First Lien Term Loan	1/2025	SOFR + 4.75%	9.05%	1/2032	25,946	25,704	25,583	21.21%
Total Debt Investments							133,773	133,605	110.74%
Total Investments before Cash Equivalents							133,773	133,605	110.74%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund	10/2024	—	4.20%	—	142,527	142,527	142,527	118.13%
Total Cash Equivalents							142,527	142,527	118.13%
Total Investments after Cash Equivalents							$276,300	$276,132	228.87%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States.
(2)
Unless otherwise indicated, the fair value of all investments were determined using significant unobservable inputs and are considered Level 3 investments in accordance with ASC Topic 820. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value.
(3)
Investment contains a variable rate structure, and may be subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (which can include the Federal Funds Rate or the Prime Rate), selected at the borrower’s option, and which reset periodically based on the terms of the credit agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The interest rate shown is the interest rate in effect at June 30, 2025.
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
(6)
As of June 30 2025, the estimated cost basis of investments for U.S. federal tax purposes was $276,300 resulting in estimated gross unrealized gains and losses of $0 and $168, respectively.
(7)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company does not “control” any portfolio companies.
(8)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of June 30, 2025, the Company does not identify any of its portfolio companies as affiliates.

(9)
Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 0% of total assets as of June 30, 2025.
(10)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be "restricted securities" under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $0, or 0.0% of the Company's net assets.
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
(14)
All funded debt investments are income producing. As of June 30, 2025, there were no investments that were on a non-accrual status.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Schedule of Investments as of December 31, 2024

(in thousands, except percentages)

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
(9)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share, per share data, percentages and as otherwise noted)

1. Organization and Business

5C Lending Partners Corp. (the "Company") is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, beginning with its tax year ending December 31, 2024, the Company will elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986; as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory and tax requirements. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC ("Equity Holdings I"), a Delaware limited liability company.

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. The Company is an investment company and therefore, applies the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The functional currency of the Company is U.S. dollars, and these consolidated financial statements have been prepared in that currency.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company consolidated its wholly-owned subsidiary, Equity Holdings I. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation primarily through first lien debt investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s co-presidents, chief financial officer and general counsel and assesses the performance and makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amounts of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits held with financial institutions and are highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of June 30, 2025 and December 31, 2024, the Company had $142,527 and $9,242, respectively, of cash equivalents invested in a money market fund. As of June 30, 2025 and December 31, 2024, the Company had cash balances of $0 and $23,038, respectively.

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

The Company applies Financial Accounting Standards Board Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in the determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

•
Level 1- Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2- Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. In addition to using the above inputs in investment valuations, the Advisor applies the valuation policy approved by our Board of Directors that is consistent with ASC Topic 820. Consistent with the valuation policy, the Advisor evaluates the source of each input, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Advisor subjects those prices to various criteria to determine whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

The Advisor determines the fair value of our investment portfolio on a quarterly basis. Securities that are publicly traded with readily available market prices are valued at the reported closing price on the valuation date. Securities that are not publicly traded with readily available market prices are valued at fair value as determined in good faith by the Advisor, in accordance with the valuation policy approved by the Board of Directors. In connection with that determination, the Advisor prepares portfolio investment valuations which are based on relevant inputs, including, but not limited to, dealer quotes, values of comparable securities, recent portfolio company financial statements, forecasts and other relevant disclosures, and valuations prepared by independent third-party pricing and valuation services.

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and six months ended June 30, 2025, none of our investment income was comprised of PIK interest. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are capitalized as assets on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the borrowings and included in interest expense in the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the Company had deferred financing costs net of amortization of $1,622 and $578, respectively. For the three and six months ended June 30, 2025, amortization of deferred financing costs included in interest expense was $215 and $391, respectively. For the three and six months ended June 30, 2024, there was no amortization of deferred financing costs. As of June 30, 2025 and December 31, 2024, the amount of capitalized financing costs paid by an affiliate of the Advisor on behalf of the Company was $316 and $12, respectively, and the amount of capitalized financing costs payable to third parties was $99 and $566, respectively. As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings of $153,800 and $0, respectively.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company's continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company's commencement of operations or incurrence. For the three and six months ended June 30, 2025, the Company incurred offering costs of $44 and $151, respectively. For the three and six months ended June 30, 2025, amortization of offering costs was $432 and $840, respectively. For the three and six months ended June 30, 2025, the portion of amortized offering costs that the Advisor has elected to pay on behalf of the Company was $406 and $789, respectively, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement defined and further described in Note 3. For the three and six months ended June 30, 2024, the Company incurred offering costs of $461 and $538, respectively. For the three and six months ended June 30, 2024, there was no amortization of offering costs.

As of June 30, 2025 and December 31, 2024, the Company had a capitalized balance of $537 and $1,226, respectively, of offering costs net of amortization. As of June 30, 2025 and December 31, 2024, the amount of capitalized offering costs paid by an affiliate of the Advisor on behalf of the Company was $472 and $1,128, respectively, and the amount of capitalized offering costs payable to third parties was $40 and $22, respectively.

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

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized on the Consolidated Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of June 30, 2025 and December 31, 2024, the Company did not have any prepaid expenses.

Income Taxes

As described in Note 1, the Company intends to elect to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not be subject to corporate level U.S. federal income taxes on any ordinary income or capital gains that is distributed at least annually to its stockholders as dividends. Any tax liability related to income earned and distributed by the Company represents the obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2025, no tax expenses and no interest and penalties were incurred. The Company's federal and state tax returns, beginning with the tax year ending December 31, 2024, remain open to examination by applicable tax authorities.

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)”. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

For the three and six months ended June 30, 2025, Management Fees were $143 and $185, respectively. For the three and six months ended June 30, 2024, the Company did not accrue or incur any Management Fees.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not accrue or incur any incentive fees.

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

For the three and six months ended June 30, 2025, the Company incurred administrative service expenses of $741 and $1,587, respectively, and other general and administrative expenses of $206 and $414, respectively, under the Administration Agreement. For the three and six months ended June 30, 2025, $0 and $762, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three and six months ended June 30, 2025, $947 and $1,239, respectively, of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

For the three and six months ended June 30, 2024, the Company incurred administrative service expenses of $768 and $954, respectively, and other general and administrative expenses of $0 and $0, respectively, under the Administration Agreement. For the three and six months ended June 30, 2024, $768 and $954, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three and six months ended June 30, 2024, none of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

The following table shows the summary of expense payments and related reimbursement payments since the Company’s commencement of operations:

	Expense Payments Made by Advisor	Cumulative Reimbursement Payments to Advisor	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per share of Common Stock	Operating Expense Ratio
For the Quarter Ended
September 30, 2024(1)	$2,831	$2,078	$753	September 30, 2027	0.00%	37.07%
December 31, 2024	1,143	—	1,143	December 31, 2027	0.00%	7.30%
March 31, 2025	1,313	—	1,313	March 31, 2028	0.00%	2.34%
June 30, 2025	1,935	—	1,935	June 30, 2028	0.00%	1.25%
Total	$7,222	$2,078	$5,144

(1)
Included in this amount is $1,562 of Expense Payments made by the Advisor relating to expenses incurred by the Company for the period from October 16, 2023 (Inception) through the quarter ended June 30, 2024.

As of June 30, 2025, the Advisor has provided written commitments for Expense Payments in the amount of $7,222. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. For the three and six months ended June 30, 2025, the Company recognized $1,615 and $2,078, respectively of Reimbursement Payment obligations related to Expense Payments made by the Advisor in previous quarters. Pursuant to the Expense Support Agreement, Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor. As of June 30, 2025 and December 31, 2024, there is $1,615 and $186 dollars, respectively, included within due to affiliates for reimbursement of expense support.

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

Due to Affiliate

As of June 30, 2025 and December 31, 2024, 5C Investment Partners LP, an affiliate of the Advisor, has paid $472 and $1,128, respectively, of offering costs, and $316 and $12, respectively, of financing costs on behalf of the Company which represents a liability of the Company.

4. Investments at Fair Value

The composition of the Company's investment portfolio at amortized cost and fair value was as follows:

	June 30, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$94,356	$94,085	$—	$—
Second Lien debt investments	39,417	39,520	—	—
Total Investments	$133,773	$133,605	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The industry composition of investments at amortized cost and fair value was as follows:

	June 30, 2025			December 31, 2024 (1)
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Distributors	$39,417	$39,520	29.6%	$—	$—	0.0%
Diversified Consumer Services	42,969	42,965	32.2%	—	—	0.0%
Financial Services	(110)	(127)	-0.1%	—	—	0.0%
Health Care Providers and Services	(80)	(88)	-0.1%	—	—	0.0%
Professional Services	25,955	25,894	19.4%	—	—	0.0%
Software	25,622	25,441	19.0%	—	—	0.0%
Total	$133,773	$133,605	100.0%	$—	$—	0.0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The geographic composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024(1)
United States	100.0%	0.0%
Total	100.0%	0.0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

5. Fair Value Measurements

The following is a summary of the Company’s investments and cash equivalents categorized within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$94,085	$94,085
Second Lien debt investments	—	—	39,520	39,520
Total Investments at fair value before Cash Equivalents	—	—	133,605	133,605
Money Market Fund	142,527	—	—	142,527
Total Cash Equivalents	142,527	—	—	142,527
Total Investments at fair value after Cash Equivalents	$142,527	$—	$133,605	$276,132

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Total Investments at fair value before Cash Equivalents	$—	$—	$—	$—
Money Market Fund	9,242	—	—	9,242
Total Cash Equivalents	9,242	—	—	9,242
Total Investments at fair value after Cash Equivalents	$9,242	$—	$—	$9,242

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended
	June 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Total Investments
Fair value, beginning of the period	$51,324	$—	$51,324
Purchases and originations of investments	42,965	39,400	82,365
Payment in kind	—	—	—
Proceeds from investments	—	—	—
Net change in unrealized gains (losses) on investments	(243)	103	(140)
Net realized gains (losses) on investments	—	—	—
Net amortization of discount on investments	39	17	56
Transfers into (out of) Level 3	—	—	—
Fair value, end of period	$94,085	$39,520	$133,605
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at June 30, 2025	$(243)	$103	$(140)

	Six Months Ended
	June 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Total Investments
Fair value, beginning of the period	$—	$—	$—
Purchases and originations of investments	94,289	39,400	133,689
Payment in kind	—	—	—
Proceeds from investments	—	—	—
Net change in unrealized gains (losses) on investments	(271)	103	(168)
Net realized gains (losses) on investments	—	—	—
Net amortization of discount on investments	67	17	84
Transfers into (out of) Level 3	—	—	—
Fair value, end of period	$94,085	$39,520	$133,605
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at June 30, 2025	$(271)	$103	$(168)

	Three Months Ended	Six Months Ended
	June 30, 2024(1)	June 30, 2024(1)
	Total Investments	Total Investments
Fair value, beginning of the period	$—	$—
Purchases and originations of investments	—	—
Payment in kind	—	—
Proceeds from investments	—	—
Net change in unrealized gains (losses) on investments	—	—
Net realized gains (losses) on investments	—	—
Net amortization of discount on investments	—	—
Transfers into (out of) Level 3	—	—
Fair value, end of period	$—	$—
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at June 30, 2024	$—	$—

(1)
As of June 30, 2024, the Company had not yet commenced investment operations.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. During the three and six months ended June 30, 2025 and 2024, no investments were transferred into or out of Level 3.

The following tables present the significant unobservable inputs of the Company's Level 3 investments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value for the Level 3 investments.

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$94,085	Income approach	Discount rate	9.0% - 9.7% (9.4%)	Decrease
Second Lien debt investments	39,520	Income approach	Discount rate	9.8% - 9.8% (9.8%)	Decrease
Total	$133,605

(1)
The weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

December 31, 2024(1)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$—	N/A	N/A	N/A	N/A
Total	$—

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facility (as defined below), which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2025, approximates its carrying value as the outstanding balance is callable at carrying value. The Company did not have any outstanding debt as of December 31, 2024.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and the Credit Facility, are classified as Level 2.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61(a) of the 1940 Act, the Company obtained Board of Directors' approval to borrow amounts such that its asset coverage is at least 150%, rather than 200%. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 177.67% and 2,096.46%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test.

The Company’s outstanding debt obligations as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$215,000	$153,800	$153,800	$61,200
Total Debt	$215,000	$153,800	$153,800	$61,200

(1)
The amount available may be subject to limitations related to the Credit Facility's borrowing base.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

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

On June 27, 2025, the Company requested, pursuant to Section 2.15 of the Revolving Credit Agreement, an increase of the revolving credit facility (the “Credit Facility” and, such increase, the “Committed Accordion Exercise”). Pursuant to the Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150 million to $215 million (the “Maximum Principal Amount”), of which $43 million was available for standby letters of credit. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. The Company may, at any time on or before October 16, 2025, further increase the U.S. Bank’s commitment under the Credit Facility to a maximum principal amount of $300 million, subject to the conditions of Section 2.15 of the Revolving Credit Agreement, including the payment of a facility increase fee. In addition, subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

Borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars, at the Company’s option (a) the daily simple SOFR plus 2.30%, (b) the Adjusted Term SOFR for the applicable interest period plus 2.30% or (c) 1.30% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in euros, yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 2.30%; (iii) in the case of loans denominated in sterling, SONIA plus 2.30%; (iv) in the case of loans denominated in Swiss francs, SARON plus 2.30%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 2.30% or (b) the adjusted Term CORRA for the applicable interest period plus 2.30%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.29547%, subject to certain conditions. As of June 30, 2025, borrowings under the Credit Facility bore interest at the daily simple SOFR plus 2.30%. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to (a) 0.30% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is greater than 50% of the maximum commitment; or (b) 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is equal to or less than 50% of the maximum commitment, in either case calculated daily and on the basis of actual days elapsed in a year consisting of 360 days. As of June 30, 2025, the unused commitment fee was equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company's Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information.

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

As of June 30, 2025, the Company was in compliance with the terms of the Credit Facility.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024(2)	June 30, 2025	June 30, 2024(2)
Interest expense	$740	$—	$1,041	$—
Commitment fees	82	—	162	—
Amortization of deferred financing costs	215	—	391	—
Total Interest Expense	$1,037	$—	$1,594	$—
Average debt outstanding(1)	$44,310	$—	$35,211	$—
Weighted average interest rate (1)	6.6%	0.0%	6.6%	0.0%

(1)
For the six months ended June 30, 2025, average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Credit Facility on January 21, 2025.
(2)
The Company did not have any outstanding debt as of or for the three and six months ended June 30, 2024.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	June 30, 2025	December 31, 2024(1)
AAH Topco., LLC	First Lien Delayed Draw Term Loan	3/2027	$17,500	$—
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc.	First Lien Revolver	1/2032	2,917	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	25,000	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/2027	3,681	—
Vacation Rental Brands, LLC	First Lien Revolver	5/2031	2,872	—
Vamos Bidco, Inc.	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.	First Lien Revolver	1/2032	3,243	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	20,000	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$92,857	$—
(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of June 30, 2025 and December 31, 2024, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. Refer to Note 3 for additional information.

8. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $640,456 and $604,804, respectively ($519,583 and $573,931 remaining undrawn, respectively), of which $22,220 and $21,550, respectively ($18,007 and $19,450 remaining undrawn, respectively) are from affiliates of the Advisor.

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

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
June 26, 2025	2,021,836	50,000
Total	3,636,041	$90,000

There was no issuance of Common Stock during the six months ended June 30, 2024.

As of June 30, 2025, the Company issued an aggregate of 4,879,032 shares of Common Stock for aggregate proceeds of $120,873.

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

Distributions and Distribution Reinvestment Plan

During the three and six months ended June 30, 2025 and 2024, no Common Stock distributions had been declared or paid by the Company. The Preferred Dividends are calculated from and including September 16, 2024. For the three and six months ended June 30, 2025, $46 and $93, respectively, of Preferred Dividends were earned. For the three and six months ended June 30, 2025 $93, or $180 per share, of Preferred Dividends were declared, accrued and paid by the Company. For the three and six months ended June 30, 2024 no Preferred Dividends were earned as there was no Preferred Stock issued as of June 30, 2024. The Company records an obligation for Preferred Dividends once declared. Income available to holders of Common Stock was adjusted for accrued dividends for purposes of presenting earnings (losses) per share.

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

9. Earnings (Losses) Per Share

The following table sets forth the computation of basic and diluted earnings (losses) per share of Common Stock for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
Earnings (losses) per share of Common Stock—basic and diluted	June 30, 2025	June 30, 2024(1)	June 30, 2025	June 30, 2024(1)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(96)	$—	$(196)	$—
Weighted average shares of Common Stock outstanding—basic and diluted	2,968,286	—	2,163,914	—
Earnings (losses) per share of Common Stock—basic and diluted	$(0.03)	$—	$(0.09)	$—

(1)
There were no shares of Common Stock outstanding as of June 30, 2024, or for the three and six months ended June 30, 2024.

10. Financial Highlights

The following are the financial highlights per share of Common Stock outstanding:

For the Six Months Ended
($ in thousands, except share, per share amounts, and percentages)	June 30, 2025(1)
Per Share Data:
Net asset value per share of Common Stock, beginning of period	$24.82
Net investment income (loss)(2)	0.03
Net realized and unrealized gain (loss)(2)	(0.08)
Total increase (decrease) in net assets resulting from investment operations	(0.05)
Distributions of net investment income to preferred shareholders	(0.04)
Total distributions to preferred shareholders	(0.04)
Net increase (decrease) in net assets relating to capital share transactions(6)	—
Total increase (decrease) in net assets applicable to holders of Common Stock from capital share transactions	—
Total increase (decrease) in net assets applicable to holders of Common Stock	(0.09)
Net asset value per share of Common Stock, end of period	$24.73
Total return based on net asset value(3)	-0.36%

Ratios:
Ratio of net investment income (loss) to average net assets applicable to Common Stock(4)(7)	3.10%
Ratio of total expenses to average net assets applicable to Common Stock, gross(4)(7)	14.75%
Ratio of total expenses to average net assets applicable to Common Stock, net of waivers(4)(7)	7.72%
Portfolio turnover rate(5)	0.00%

Supplemental Data:
Net assets, end of period	$122,195
Shares of Common Stock outstanding, end of period	4,879,032
Weighted average shares of Common Stock outstanding	2,163,914
Total capital commitments, end of period	$640,456
Ratio of total contributed capital to total committed capital, end of period	18.87%
Asset coverage ratio	177.67%

(1)
Financial highlights for the six months ended June 30, 2024 are not presented as this period was prior to August 30, 2024, the date on which the Company became subject to the reporting requirements under the 1934 Act.
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
(4)
Amounts are annualized except for organizational and offering costs, expense support amounts relating to organizational and offering costs, and reimbursement of expense support. The ratio of total expenses to average net assets applicable to Common Stock, gross excludes the effect of expenses waived by the Advisor, expense support, and reimbursement of expense support which represented 7.03% of average net assets.
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

11. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the consolidated financial statements were issued. Except as noted below, there have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2025.

Investment Operations

As of August 7, 2025, the Company had total loan commitments of $412.9 million in aggregate principal amount, of which $262.9 million was funded and $150.0 million was unfunded in 14 portfolio companies.

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

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

Amounts are in thousands except share and per share amounts or as otherwise noted.

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, beginning with our tax year ending December 31, 2024 we will elect to be treated, and we intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements. We are managed by the Advisor. The Advisor is a limited liability company that is registered as an investment adviser under the Advisers Act. The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC ("Equity Holdings I"), a Delaware limited liability company.

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

For the three months ended June 30, 2025, administrative service expenses of $741, professional fees of $492, directors' fees of $90, other general and administrative expenses of $206, and amortization of deferred offering costs of $406 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the six months ended June 30, 2025, administrative service expenses of $824, professional fees of $1,045, directors' fees of $176, other general and administrative expenses of $414, and amortization of deferred offering costs of $789 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

For the three months ended June 30, 2024, organizational expenses of $1,063 and directors' fees of $19 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the six months ended June 30, 2024, organizational expenses of $1,360 and directors' fees of $19 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

Expense Waivers

For the three and six months ended June 30, 2025, $0 and $762 of expenses, respectively, have been waived by the Advisor, and will not be subject to reimbursement by the Company. Expenses waived for the three and six months ended June 30, 2025 were $0 and $762, respectively, of administrative service expenses. For the three and six months ended June 30, 2024, $768 and $954, respectively, of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. Expenses waived for three and six months ended June 30, 2024 were $768 and $954, respectively, of administrative service expenses. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

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

Portfolio and Investment Activity

The Company commenced investment operations in January 2025. Our investment activity is presented below (the information presented herein is at par value unless otherwise indicated):

Investments:	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024(1)
New investment commitments:
Purchases and originations	$90,000	$—
Total new investment commitments	$90,000	$—
Principal amount of investments funded:		—
First Lien debt investments	$43,447	—
Second Lien debt investments	40,000
Total principal amount of investments funded	$83,447	$—
Number of new investment commitments in new portfolio companies	2	—
Weighted average interest rate on income producing investments, at amortized cost(2)	9.6%	0.0%
Weighted average interest rate on income producing investments, at fair value(2)	9.6%	0.0%

(1)
As of June 30, 2024, the Company had not yet commenced investment operations.
(2)
The weighted average interest rate is calculated using the interest rates as of June 30, 2025.

Investments:	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024(1)
New investment commitments:
Purchases and originations	$228,500	$—
Total new investment commitments	$228,500	$—
Principal amount of investments funded:		—
First Lien debt investments	$95,643	—
Second Lien debt investments	40,000
Total principal amount of investments funded	$135,643	$—
Number of new investment commitments in new portfolio companies	7	—
Weighted average interest rate on income producing investments, at amortized cost(2)	9.4%	0.0%
Weighted average interest rate on income producing investments, at fair value(2)	9.4%	0.0%

(1)
As of June 30, 2024, the Company had not yet commenced investment operations.
(2)
The weighted average interest rate is calculated using the interest rates as of June 30, 2025.

Our investments consisted of the following:

	June 30, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$94,356	$94,085	$—	$—
Second Lien debt investments	39,417	39,520	—	—
Total Investments	$133,773	$133,605	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

As of June 30, 2025, no investments in the portfolio were on non-accrual status.

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

The Advisor rates the investments in our portfolio each quarter and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments with a rating of 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds) on the 1 to 4 performance investment rating system at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024(1)
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$—	—
2	133,605	100%	—	—
3	—	—	—	—
4	—	—	—	—
Total	$133,605	100%	$—	0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

Results of Operations

Although the Company was formed on October 16, 2023, we commenced operations on September 26, 2024. As a result, comparisons may not be meaningful. On January 9, 2025, we commenced investment operations.

Operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024(1)	June 30, 2025	June 30, 2024(1)
Total Investment Income	$2,911	$—	$3,974	$—
Net Expenses	2,821	—	3,909	—
Net Investment Income (Loss)	90	—	65	—
Net Change in Unrealized Gains (Losses)	(140)	—	(168)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(50)	$—	$(103)	$—

(1)
The Company had no operating results for the three and six months ended June 30, 2024 as operations had not yet commenced. Prior to the commencement of operations, only organizational and administrative activities were conducted which were either waived or advanced by the Advisor and made subject to the Expense Support Agreement.

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024(1)	June 30, 2025	June 30, 2024(1)
Interest income	$2,658	$—	$3,640	$—
Dividend income	98	—	149	—
Other income	155	—	185	—
Total Investment Income	$2,911	$—	$3,974	$—

(1)
The Company had no investment income for the three and six months ended June 30, 2024 as operations had not yet commenced.

Interest income, which includes amortization of upfront fees, increased from $0 for the three months ended June 30, 2024 to $2,658 for the three months ended June 30, 2025. The increase in interest income was primarily the result of growth in our investment portfolio. Dividend income increased from $0 for the three months ended June 30, 2024 to $98 for three months ended June 30, 2025 and was attributable to dividends earned on a money market fund. Other income increased from $0 for the three months ended June 30, 2024 to $155 for the three months ended June 30, 2025, primarily due to unfunded commitment fees.

Interest income, which includes amortization of upfront fees, increased from $0 for the six months ended June 30, 2024 to $3,640 for the six months ended June 30, 2025. The increase in interest income was primarily the result of investment operations commencing in January 2025 and growth in our investment portfolio. Dividend income increased from $0 for the six months ended June 30, 2024 to $149 for six months ended June 30, 2025 and was attributable to dividends earned on a money market fund. Other income increased from $0 for the six months ended June 30, 2024 to $185 for the six months ended June 30, 2025, primarily due to unfunded commitment fees.

For the three and six months ended June 30, 2025, none of our investment income was comprised of PIK interest.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$1,037	$—	$1,594	$—
Administrative service expenses	741	768	1,587	954
Organizational expenses	—	1,063	—	1,360
Professional fees	492	—	1,045	—
Amortization of deferred offering costs	432	—	840	—
Other general and administrative expenses	206	—	414	—
Directors' fees	90	19	176	19
Management fees	143	—	185	—
Total Expenses	$3,141	$1,850	$5,841	$2,333
Less: Expense waived by Advisor	—	(768)	(762)	(954)
Less: Expense Support	(1,935)	(1,082)	(3,248)	(1,379)
Reimbursement of expense support	1,615	—	2,078	—
Net Expenses	$2,821	$—	$3,909	$—

Interest Expense

Interest expense increased from $0 for the three months ended June 30, 2024 to $1,037 for the three months ended June 30, 2025. The increase in interest expense was the result of an increase in average debt outstanding of $44,310 for the three months ended June 30, 2025.

Interest expense increased from $0 for the six months ended June 30, 2024 to $1,594 for the six months ended June 30, 2025. The increase in interest expense was the result of entering into the Revolving Credit Agreement on January 16, 2025 and average debt outstanding of $35,211 for the six months ended June 30, 2025.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative services decreased from $768 for the three months ended June 30, 2024 to $741 for the three months ended June 30, 2025.

Administrative services increased from $954 for the six months ended June 30, 2024 to $1,587 for the six months ended June 30, 2025, primarily as a result of the commencement of operations and investment operations.

Organizational Expenses

Organizational expenses include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. Organizational expenses decreased from $1,063 for the three months ended June 30, 2024 to $0 for the three months ended June 30, 2025 as a result of operations commencing on September 26, 2024.

Organizational expenses decreased from $1,360 for the six months ended June 30, 2024 to $0 for the six months ended June 30, 2025 as a result of operations commencing on September 26, 2024.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $0 for the three months ended June 30, 2024 to $492 for the three months ended June 30, 2025, primarily as a result of the commencement of operations.

Professional fees increased from $0 for the six months ended June 30, 2024 to $1,045 for the six months ended June 30, 2025, primarily as a result of the commencement of operations.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. Amortization of deferred offering costs increased from $0 for the three months ended June 30, 2024 to $432 for the three months ended June 30, 2025, primarily as a result of the commencement of operations.

Amortization of deferred offering costs increased from $0 for the six months ended June 30, 2024 to $840 for the six months ended June 30, 2025, primarily as a result of the commencement of operations.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other costs. Other general and administrative expenses increased from $0 for the three months ended June 30, 2024 to $206 for the three months ended June 30, 2025, primarily as a result of sub-administrator and investment research costs.

Other general and administrative expenses increased from $0 for the six months ended June 30, 2024 to $414 for the six months ended June 30, 2025, primarily as a result of sub-administrator and investment research costs.

Compensation to the Advisor

We pay the Advisor investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is borne by the Company’s stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts. The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. Management Fees increased from $0 for the three months ended June 30, 2024 to $143 for the three months ended June 30, 2025 due to an increase in average assets. Management Fees increased from $0 for the six months ended June 30, 2024 to $185 for the six months ended June 30, 2025 due to an increase in average assets as a result of the commencement of investment operations.

Incentive Fee

We pay the Advisor an Incentive Fee consisting of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature. See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2025 and 2024, the Company did not incur any Incentive Fees.

Reimbursement of expense support

We may owe the Advisor a Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. As of June 30, 2025, the Company owed the Advisor $1,615, for the reimbursement of expense support.

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

As of June 30, 2025 and December 31, 2024, we did not accrue U.S. federal excise tax.

Net Unrealized and Realized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended June 30, 2025, the net change in unrealized gains (losses) on our investment was $(140) attributed to amortization of upfront fees and original issue discount and changes in credit spreads. During the six months ended June 30, 2025, the net change in unrealized gains (losses) on our investment portfolio was $(168) largely attributed to amortization of upfront fees and original issue discount and changes in credit spreads. During the three and six months ended June 30, 2024 there were no net change in unrealized gains (losses) on investments.

During the three and six months ended June 30, 2025 and 2024, there were no net realized gains (losses) on investments.

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

As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratios were 177.67% and 2,096.46%, respectively. We carefully consider our unfunded commitments for the purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Our primary use of cash will be (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s Stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet the needs of our daily operations for at least the next twelve months. As of June 30, 2025, we had approximately $61,200 of availability on our Credit Facility, subject to asset coverage limitations, and $519,583 in undrawn Capital Commitments.

As of June 30, 2025, we had $142,527 in cash and cash equivalents, an increase of $110,247 from December 31, 2024. During the six months ended June 30, 2025, cash used in operating activities was $131,862, primarily attributable to funding portfolio investments of $133,689. Cash provided by financing activities was $242,109 during the period due to borrowings of $213,500 and proceeds from the issuance of Common Stock of $90,000, which were partially offset by paydowns on debt of $59,700 and payment of deferred financing costs of $1,598.

Net Assets

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
June 26, 2025	2,021,836	50,000
Total	3,636,041	$90,000

As of June 30, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $640,456 and $604,804, respectively ($519,583 and $573,931 remaining undrawn, respectively), of which $22,220 and $21,550, respectively ($18,007 and $19,450 remaining undrawn, respectively) are from affiliates of the Advisor.

On September 26, 2024, the Company completed a private offering of its 12.0% Series A cumulative preferred stock, par value $0.001 per share (the “Preferred Stock”) to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 515 shares of Preferred Stock for an aggregate purchase price of $1,545. We may in the future issue additional series of preferred stock, though we have no intention to do so. The holders of the Preferred Stock are subject to certain dividend, voting, liquidation and other rights that are more fully described in Note 8 to our consolidated financial statements.

There were no Preferred Stock issuances during the six months ended June 30, 2025 and 2024.

Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes. During the three and six months ended June 30, 2025, no distributions had been declared or paid by the Company in regard to Common Stock. For the three and six months ended June 30, 2025 $93, or $180 per share, of Preferred Dividends were declared, accrued, and paid by the Company.

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

Borrowings

The following tables show the Company’s outstanding debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$215,000	$153,800	$153,800	$61,200
Total Debt	$215,000	$153,800	$153,800	$61,200

(1)
The amount available may be subject to limitations related to the Credit Facility's borrowing base.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

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

On June 27, 2025, the Company requested, pursuant to Section 2.15 of the Revolving Credit Agreement, an increase of the revolving credit facility (the “Credit Facility” and, such increase, the “Committed Accordion Exercise”). Pursuant to the Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150 million to $215 million (the “Maximum Principal Amount”), of which $43 million was available for standby letters of credit. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. The Company may, at any time on or before October 16, 2025, further increase the U.S. Bank’s commitment under the Credit Facility to a maximum principal amount of $300 million, subject to the conditions of Section 2.15 of the Revolving Credit Agreement, including the payment of a facility increase fee. In addition, subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

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

As of June 30, 2025, the Company was in compliance with the terms of the Credit Facility.

Contractual Obligations

The following table is a summary of contractual principal payment obligations under our Credit Facility as of June 30, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	After 5 years
Credit Facility	$153,800	$—	$153,800	$—
Total Contractual Obligations	$153,800	$—	$153,800	$—

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolvers or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period(s) when requested by portfolio companies in accordance with underlying loan agreements.

As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	June 30, 2025	December 31, 2024(1)
AAH Topco., LLC	First Lien Delayed Draw Term Loan	3/2027	$17,500	$—
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc.	First Lien Revolver	1/2032	2,917	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	25,000	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/2027	3,681	—
Vacation Rental Brands, LLC	First Lien Revolver	5/2031	2,872	—
Vamos Bidco, Inc.	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.	First Lien Revolver	1/2032	3,243	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	20,000	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$92,857	$—
(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

As of June 30, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

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

Recent Developments

Investment Operations

As of August 7, 2025, the Company had total loan commitments of $412.9 million in aggregate principal amount, of which $262.9 million was funded and $150.0 million was unfunded in 14 portfolio companies.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in "Item 1A. Risk Factors" in our Annual Report.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. In addition to using the above inputs in investment valuations, the Advisor applies the valuation policy approved by our Board of Directors that is consistent with ASC Topic 820. Consistent with the valuation policy, the Advisor evaluates the source of each input, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Advisor subjects those prices to various criteria to determine whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

The Advisor determines the fair value of our investment portfolio on a quarterly basis. Securities that are publicly traded with readily available market prices are valued at the reported closing price on the valuation date. Securities that are not publicly traded with readily available market prices are valued at fair value as determined in good faith by the Advisor, in accordance with the valuation policy approved by the Board of Directors. In connection with that determination, the Advisor prepares portfolio investment valuations which are based on relevant inputs, including, but not limited to, dealer quotes, values of comparable securities, recent portfolio company financial statements, forecasts and other relevant disclosures, and valuations prepared by independent third-party pricing and valuation services.

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

As of June 30, 2025, 100.0% of our debt investments based on fair value (excluding unfunded debt investments) were at floating rates, with 100.0% of these investments subject to interest rate floors. The Credit Facility also bears interest at a floating rate.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, money market fund balance and yield, and our financing arrangements in effect as of June 30, 2025:

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$8,345	$4,614	3,731
Up 250 basis points	6,955	3,845	3,110
Up 200 basis points	5,564	3,076	2,488
Up 150 basis points	4,173	2,307	1,866
Up 100 basis points	2,782	1,538	1,244
Up 50 basis points	1,391	769	622
Down 50 basis points	(1,391)	(769)	(622)
Down 100 basis points	(2,782)	(1,538)	(1,244)
Down 150 basis points	(4,173)	(2,307)	(1,866)
Down 200 basis points	(5,564)	(3,076)	(2,488)
Down 250 basis points	(6,955)	(3,845)	(3,110)
Down 300 basis points	(8,345)	(4,614)	(3,731)

If deemed prudent, we may use interest rate risk management techniques to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three and six months ended June 30, 2025, we did not engage in interest rate hedging activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three and six months ended June 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (1)
3.2	Articles Supplementary to the Charter of 5C Lending Partners Corp. (2)
3.3	Amended and Restated Bylaws (1)
31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

5C LENDING PARTNERS CORP.

Date: August 7, 2025	/s/ Thomas Connolly
	Name:	Thomas Connolly
	Title:	Co-President

Date: August 7, 2025	/s/ Michael Koester
	Name:	Michael Koester
	Title:	Co-President

Date: August 7, 2025	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer, Treasurer and Secretary