Form 10-Q
period 2025-09-30
5C Lending Partners Corp.
filed 2025-11-06
CIK 1998387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025 there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on November 6, 2025 was 7,887,741.

5C Lending Partners Corp.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

5C Lending Partners Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2025
	(Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments at fair value (amortized cost $317,839 and $0, respectively)	$318,893	$—
Cash and cash equivalents	189,195	32,280
Deferred offering costs	124	1,226
Deferred financing costs	1,545	578
Interest receivable	1,655	—
Dividend receivable	46	35
Total Assets	$511,458	$34,119

Liabilities
Credit Facility	$226,310	$—
Repurchase Obligations	80,000	—
Due to affiliate	2,448	1,140
Interest payable	1,138	—
Management fees payable	344	—
Accrued expenses and other liabilities	679	588
Total Liabilities	$310,919	$1,728

Commitments and contingencies (Note 7)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 515 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 7,887,741 and 1,242,991 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	8	1
Additional paid-in capital in excess of par value of Common Stock	196,838	30,845
Distributable earnings (Accumulated losses)	2,148	—
Total Net Assets	$200,539	$32,391
Total Liabilities and Net Assets	$511,458	$34,119
Net Asset Value Per Share of Common Stock(2)	$25.23	$24.82

(1) The par amount of Preferred Stock at September 30, 2025 and December 31, 2024 is zero due to rounding.

(2) Net asset value per share of Common Stock may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$6,317	$—	$9,957	$—
Paid-in-kind interest income	116	—	116	—
Dividend income	65	—	214	—
Other income	268	—	453	—
Total Investment Income	6,766	—	10,740	—
Expenses
Interest expense	$2,719	$—	$4,314	$—
Administrative service expenses	628	1,047	2,214	2,001
Organizational expenses	—	925	—	2,285
Professional fees	407	94	1,452	94
Amortization of deferred offering costs	429	17	1,269	17
Other general and administrative expenses	271	84	685	84
Directors' fees	87	96	263	115
Management fees(2)	344	—	530	—
Total Expenses	4,885	2,263	10,727	4,596
Less: Management fees waived(2) (Note 3)	—	—	—	—
Less: Expenses waived by Advisor (Note 3)	—	(988)	(762)	(1,943)
Less: Expense Support (Note 3)	(403)	(1,269)	(3,652)	(2,647)
Reimbursement of expense support (Note 3)	1,142	—	3,220	—
Net Expenses	5,624	6	9,533	6
Net Investment Income (Loss)	1,142	(6)	1,207	(6)
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,222	—	1,054	—
Translation of assets and liabilities in foreign currencies	(76)	—	(76)	—
Total net change in unrealized gains (losses)	1,146	—	978	—
Realized gains (losses):
Non-controlled, non-affiliated investments	—	—	—	—
Foreign currency transactions	56	—	56	—
Total net realized gains (losses)	56	—	56	—
Total Net Unrealized and Realized Gains (Losses)	1,202	—	1,034	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,344	$(6)	$2,241	$(6)
Preferred Stock dividends	(46)	(7)	(139)	(7)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$2,298	$(13)	$2,102	$(13)
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(1)	$0.23	$(0.46)	$0.38	$(0.46)
Earnings (losses) per share of Common Stock (basic and diluted)(1)	$0.45	$(0.99)	$0.67	$(0.99)
Weighted average shares of Common Stock outstanding (basic and diluted)(3)	5,075,252	13,500	3,145,024	13,500

(1) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings (losses) per share of Common Stock (basic and diluted) may not recalculate due to rounding.

(2) Management fees and management fees waived for the three and nine months ended September 30, 2024, are zero due to rounding.

(3) For the three and nine months ended September 30, 2024, the amounts are calculated based on the weighted average shares outstanding during the period beginning August 30, 2024 (the date on which the Company's registration became effective) through September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391
Operations:
Net investment income (loss)	—	—	—	—	—	(25)	(25)
Net change in unrealized gains (losses)	—	—	—	—	—	(28)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(53)	$(53)
Capital Share Transactions:
Issuance of Common Stock	—	—	1,614,205	2	39,998	—	40,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	1,614,205	2	39,998	(53)	39,947
Balance at March 31, 2025(1)	515	$—	2,857,196	$3	$72,388	$(53)	$72,338
Operations:
Net investment income (loss)	—	—	—	—	—	90	90
Net change in unrealized gains (losses)	—	—	—	—	—	(140)	(140)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(50)	$(50)
Capital Share Transactions:
Issuance of Common Stock	—	—	2,021,836	2	49,998	—	50,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends from net investment income	—	—	—	—	—	(93)	(93)
Net Increase (Decrease) for the Period	—	—	2,021,836	2	49,998	(143)	49,857
Balance at June 30, 2025(1)	515	$—	4,879,032	$5	$122,386	$(196)	$122,195
Operations:
Net investment income (loss)	—	—	—	—	—	1,142	1,142
Net change in unrealized gains (losses)	—	—	—	—	—	1,146	1,146
Net realized gains (losses)	—	—	—	—	—	56	56
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$2,344	$2,344
Capital Share Transactions:
Issuance of Common Stock	—	—	3,008,709	3	75,997	—	76,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends from net investment income	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	3,008,709	3	75,997	2,344	78,344
Balance at September 30, 2025(1)	515	$—	7,887,741	$8	$198,383	$2,148	$200,539

(1) The par amounts of Preferred Stock are zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2023(3)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net change in unrealized gains (losses)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$—	$—
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	—	—	—	—	—
Balance at March 31, 2024(3)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net change in unrealized gains (losses)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$—	$—
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	—	—	—	—	—
Balance at June 30, 2024(3)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	(6)	(6)
Net change in unrealized gains (losses)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$(6)	$(6)
Capital Share Transactions:
Issuance of Common Stock (2)	—	—	81,000	—	2,025	—	2,025
Issuance of Preferred Stock (1)	515	—	—	—	1,545	—	1,545
Net Increase (Decrease) for the Period (1) (2)	515	—	81,000	—	3,570	(6)	3,564
Balance at September 30, 2024 (1) (2)	515	$—	81,000	$—	$3,570	$(6)	$3,564

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) The par amounts of Common Stock are zero due to rounding.

(3) The balances are zero due to the period being prior to the contribution of seed capital. All expenses incurred up to this date were either advanced by the Advisor on behalf of the Company and made subject to the Expense Support Agreement (Note 3), capitalized as an asset with an offsetting liability, or waived entirely.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,241	$(6)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments, net	(319,126)	—
Proceeds from sale of investments and principal repayments	1,513	—
Paid-in-kind interest income	(54)	—
Net change in unrealized (gains) losses on investments	(1,054)	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	76	—
Net realized (gains) losses on foreign currency transactions	—	—
Net amortization of discount on investments	(172)	—
Accrual of deferred offering costs	(168)	(1,057)
Amortization of deferred offering costs	1,269	17
Accrual of deferred financing costs	(134)	—
Amortization of deferred financing costs	662	—
Changes in Operating Assets and Liabilities:
Interest receivable	(1,655)	—
Management fees payable	344	—
Interest payable	1,138	—
Dividend receivable	(11)	—
Prepaid Expenses	—	(14)
Due to affiliate	1,308	19
Accrued expenses and other liabilities	337	919
Net Cash Provided by (used in) Operating Activities	(313,486)	(122)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	166,000	2,025
Proceeds from issuance of Preferred Stock	—	1,545
Borrowings on debt - Credit Facility	582,834	—
Repayments on debt - Credit Facility	(356,600)	—
Proceeds from debt - Repurchase Obligations	80,000	—
Deferred financing costs paid	(1,740)	—
Preferred Stock dividends	(93)	—
Net Cash Provided by (used in) Financing Activities	470,401	3,570
Net Increase (Decrease) in Cash and Cash Equivalents	156,915	3,448
Cash and Cash Equivalents, Beginning of Period	32,280	—
Cash and Cash Equivalents, End of Period	$189,195	$3,448
Supplemental Information:
Interest paid during the period	$2,514	$—

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)

(in thousands, except percentages)

Company(1)(2)(7)(8)(11)(13)(14)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Aerospace and Defense
Titan BW Borrower L.P.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	7/2032	$—	$(9)	$(9)	0.00%
Titan BW Borrower L.P.(12)	First Lien Revolver	7/2025	SOFR + 4.75%	—	7/2032	—	(35)	(36)	-0.02%
Titan BW Borrower L.P.(3)	First Lien Term Loan	7/2025	SOFR + 5.25%	9.45% (incl. 2.88% PIK)	7/2032	21,132	20,921	20,920	10.51%
Commercial Services and Supplies
Glow Intermediate Holdings II, LLC(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	8/2032	—	(31)	(32)	-0.02%
Glow Intermediate Holdings II, LLC(3) (12)	First Lien Revolver	7/2025	SOFR + 4.75%	8.98%	8/2032	1,368	1,276	1,274	0.64%
Glow Intermediate Holdings II, LLC(3)	First Lien Term Loan	7/2025	SOFR + 4.75%	9.06%	8/2032	29,474	29,036	29,032	14.59%
Distributors
BCPE Empire Holdings, Inc.(3)	Second Lien Term Loan	4/2025	SOFR + 5.25%	9.47%	12/2031	40,000	39,426	39,840	20.02%
Diversified Consumer Services
Vacation Rental Brands, LLC(12)	First Lien Delayed Draw Term Loan	5/2025	SOFR + 5.25%	—	5/2032	—	(15)	(16)	-0.01%
Vacation Rental Brands, LLC(12)	First Lien Revolver	5/2025	SOFR + 5.25%	—	5/2031	—	(40)	(43)	-0.02%
Vacation Rental Brands, LLC(3) (15)	First Lien Term Loan	5/2025	SOFR + 5.25%	9.25%	5/2032	42,468	42,054	42,044	21.14%
Financial Services
Foundation Risk Partners, Corp.(3) (12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	8.75%	10/2030	1,250	1,191	1,309	0.66%
High Street Buyer, Inc.(3) (12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	8.73%	4/2028	1,503	1,445	1,441	0.72%
Koala Investment Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	8/2025	SOFR + 4.50%	—	8/2032	—	(19)	(19)	-0.01%
Koala Investment Holdings, Inc.(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	—	(17)	(17)	-0.01%
Koala Investment Holdings, Inc.(3)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.50%	8/2032	19,554	19,359	19,359	9.73%
World Insurance Associates, LLC (3) (12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	9.00%	4/2030	4,272	4,218	4,191	2.11%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(4)	(6)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)

(in thousands, except percentages)

Company(1)(2)(7)(8)(11)(13)(14)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
Health Care Providers and Services
AAH Topco., LLC(3) (12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	9.26%	12/2027	$1,565	$1,485	$1,557	0.78%
AGS Health BCP Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(6)	(6)	0.00%
AGS Health BCP Holdings, Inc.(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(4)	(4)	0.00%
AGS Health BCP Holdings, Inc.(3) (15)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.70%	8/2032	13,409	13,375	13,375	6.72%
AGS Health BCP LLC (9) (12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(3)	(3)	0.00%
AGS Health BCP LLC (9) (12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(2)	(2)	0.00%
AGS Health BCP LLC(3) (9)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.70%	8/2032	7,045	7,027	7,027	3.53%
Premier Care Dental Management, LLC(3) (12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 5.00%	9.16%	8/2028	5,072	4,954	4,947	2.49%
Premier Care Dental Management, LLC(3)	First Lien Term Loan	7/2025	SOFR + 5.00%	9.16%	8/2028	3,000	3,000	2,970	1.49%
Professional Services
Endor Purchaser, Inc.(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(26)	—	0.00%
Endor Purchaser, Inc.(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(26)	(15)	-0.01%
Endor Purchaser, Inc.(3)	First Lien Term Loan	1/2025	SOFR + 5.00%	9.00%	1/2032	26,184	25,946	26,053	13.09%
Software
Starlight Parent, LLC(3)	Second Lien Term Loan	7/2025	SOFR + 6.00%	10.03%	4/2033	50,000	48,271	48,600	24.42%
Flexera Software LLC(12)	First Lien Revolver	8/2025	SOFR + 4.75%	—	8/2032	—	(4)	(4)	0.00%
Flexera Software LLC (3)	First Lien Term Loan	8/2025	E + 4.75%	6.63%	8/2032	EUR 6,361	7,426	7,446	3.74%
Flexera Software LLC (3) (15)	First Lien Term Loan	8/2025	SOFR + 4.75%	8.96%	8/2032	21,076	21,024	21,023	10.56%
Vamos Bidco, Inc.(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.75%	—	1/2032	—	(49)	(32)	-0.02%
Vamos Bidco, Inc.(3) (12)	First Lien Revolver	1/2025	SOFR + 4.75%	8.94%	1/2032	1,081	1,052	1,055	0.53%
Vamos Bidco, Inc.(3) (15)	First Lien Term Loan	1/2025	SOFR + 4.75%	8.75%	1/2032	25,881	25,643	25,674	12.90%
Total Debt Investments							317,839	318,893	160.25%
Total Investments before Cash Equivalents							$317,839	$318,893	160.25%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund		—	4.01%	—	187,798	187,798	187,798	94.37%
Total Cash Equivalents							$187,798	$187,798	94.37%
Total Investments after Cash Equivalents							$505,637	$506,691	254.62%

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States.
(2)
Unless otherwise indicated, the fair value of all investments were determined using significant unobservable inputs and are considered Level 3 investments in accordance with ASC Topic 820. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value.
(3)
Investment contains a variable rate structure, and may be subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“Euribor” or “E”) or an alternate base rate (which can include the Federal Funds Rate or the Prime Rate), selected at the borrower’s option, and which reset periodically based on the terms of the credit agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The interest rate shown is the interest rate in effect at September 30, 2025. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate by par in effect at September 30, 2025.
(4)
The total par amount is presented for debt investments, the amount held in a money market fund for cash equivalents, and the number of shares or units owned is presented for equity investments.
(5)
The amortized cost represents the original cost, inclusive of any capitalized paid-in-kind (PIK) income, adjusted for the amortization of discounts and premiums, as applicable, on term debt investments using the effective interest method and the straight-line method for revolving or delayed draw investments.
(6)
As of September 30 2025, the estimated cost basis of investments for U.S. federal tax purposes was $505,637 resulting in estimated gross unrealized gains and losses of $1,149 and $95, respectively.
(7)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company does not “control” any portfolio companies.
(8)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of September 30, 2025, the Company does not identify any of its portfolio companies as affiliates.
(9)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.4% of total assets as calculated in accordance with regulatory requirements as of September 30, 2025.
(10)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be "restricted securities" under the Securities Act. As of September 30, 2025, this is not applicable for any investments, thus the aggregate fair value of these securities is $0, or 0.0% of the Company's net assets.
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
(14)
All funded debt investments are income producing. As of September 30, 2025, there were no investments that were on a non-accrual status.
(15)
Position or portion thereof is pledged as collateral under the Company's Repurchase Obligations (as defined below). See Note 6 "Debt" for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Schedule of Investments as of December 31, 2024

(in thousands, except percentages)

Company(1)(2)(6)(7)(8)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(3)	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Total Debt Investments							$—	$—	0.00%
Total Investments before Cash Equivalents							—	—	0.00%
BlackRock Liquidity Funds T-Fund Institutional Share Class(9)	Money Market Fund		—	4.36%	—	9,242	9,242	9,242	29.96%
Total Cash Equivalents							$9,242	$9,242	29.96%
Total Investments after Cash Equivalents							$9,242	$9,242	29.96%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States.
(2)
Unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments in accordance with ASC Topic 820. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value.
(3)
The total par amount is presented for debt investments, the amount held in a money market fund for cash equivalents, and the number of shares or units owned is presented for equity investments.
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
(8)
Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 0% of total assets as calculated in accordance with regulatory requirements as of December 31, 2024.
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

5C Lending Partners Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share, per share data, percentages and as otherwise noted)

1. Organization and Business

5C Lending Partners Corp. (the "Company") is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986; as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory and tax requirements. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC ("Equity Holdings I"), a Delaware limited liability company.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. The Company is an investment company and therefore, applies the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The functional currency of the Company is U.S. dollars, and these consolidated financial statements have been prepared in that currency. All amounts are presented in U.S. dollars unless otherwise noted. Certain prior period information has been reclassified to conform to current period presentation. These reclassifications have no effect on the Company's financial position or its results of operations as previously recorded.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits held with financial institutions and are highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of September 30, 2025 and December 31, 2024, the Company had $187,798 and $9,242, respectively, of cash equivalents invested in a money market fund. As of September 30, 2025 and December 31, 2024, the Company had cash balances of $1,397, which included $80 or cash denominated in Euro (EUR) of 68, and $23,038, respectively.

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

Repurchase Obligations

Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC Topic 860, Transfers and Servicing (“ASC Topic 860”). The investment subject to the repurchase agreement remains on the Company's Consolidated Statements of Assets and Liabilities, and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligations are reported on the Company's Consolidated Statements of Operations within interest expense.

Foreign Currency Transactions

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis:

•
cash and cash equivalents, fair value of investments, outstanding debt on revolving credit facilities and other assets and liabilities: at the spot exchange rates on the last business day of the period; and
•
purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

Although the fair values of portfolio companies denominated in foreign currencies and the fluctuations in such fair value are translated to U.S. dollars as described above, the Company does not separately report that portion of the change in fair value resulting from changes in foreign exchange rates on investments from the changes in fair value of the underlying investments. Such fluctuations are included in net change in unrealized gains (losses) on investments on the Consolidated Statements of Operations. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

The Company includes net realized gains (losses) on investments resulting from foreign exchange rate fluctuations in the net realized gains (losses) on investments on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and nine months ended September 30, 2025, $116 and $116, respectively, of our investment income was comprised of PIK interest. For the three and nine months ended September 30, 2024, the Company did not earn any PIK interest. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are capitalized as assets on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the borrowings and included in interest expense in the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the Company had deferred financing costs net of amortization of $1,545 and $578, respectively. For the three and nine months ended September 30, 2025, amortization of deferred financing costs included in interest expense was $271 and $662, respectively. For the three and nine months ended September 30, 2024, there was no amortization of deferred financing costs. As of September 30, 2025 and December 31, 2024, the amount of capitalized financing costs paid by an affiliate of the Advisor on behalf of the Company was $390 and $12, respectively, and the amount of capitalized financing costs payable to third parties was $77 and $566, respectively. As of September 30, 2025 and December 31, 2024, the Company had outstanding borrowings of $306,310 and $0, respectively.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company's continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company's commencement of operations or incurrence. For the three and nine months ended September 30, 2025, the Company incurred offering costs of $17 and $168, respectively. For the three and nine months ended September 30, 2025, amortization of offering costs was $429 and $1,269, respectively. For the three and nine months ended September 30, 2025, the portion of amortized offering costs that the Advisor has elected to pay on behalf of the Company was $403 and $1,193, respectively, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement defined and further described in Note 3. For the three and nine months ended September 30, 2024, the Company incurred offering costs of $519 and $1,057, respectively. For the three and nine months ended September 30, 2024, amortization of offering costs totaled $17, of which $15 was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

As of September 30, 2025 and December 31, 2024, the Company had a capitalized balance of $124 and $1,226, respectively, of offering costs net of amortization. As of September 30, 2025 and December 31, 2024, the amount of capitalized offering costs paid by an affiliate of the Advisor on behalf of the Company was $109 and $1,128, respectively, and the amount of capitalized offering costs payable to third parties was $15 and $22, respectively.

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

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized on the Consolidated Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of September 30, 2025 and December 31, 2024, the Company did not have any prepaid expenses.

Income Taxes

As described in Note 1, the Company has elected to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not be subject to corporate level U.S. federal income taxes on any ordinary income or capital gains that is distributed at least annually to its stockholders as dividends. Any tax liability related to income earned and distributed by the Company represents the obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To maintain its qualification as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it generates certain sources of income and meets asset diversification requirements and distributes to its stockholders, for each taxable year, an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s net ordinary income for each calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax.

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2025, no tax expenses and no interest and penalties were incurred. The Company's federal and state tax returns, beginning with the tax year ending December 31, 2024, remain open to examination by applicable tax authorities.

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

For the three and nine months ended September 30, 2025, Management Fees were $344 and $530, respectively. For the three and nine months ended September 30, 2024, Management Fees were $99 dollars and $99 dollars, respectively, and were waived by the Advisor.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not accrue or incur any incentive fees.

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

For the three and nine months ended September 30, 2025, the Company incurred administrative service expenses of $628 and $2,214, respectively, and other general and administrative expenses of $271 and $685, respectively, under the Administration Agreement. For the three and nine months ended September 30, 2025, $0 and $762, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three and nine months ended September 30, 2025, $0 and $1,239, respectively, of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

For the three and nine months ended September 30, 2024, the Company incurred administrative service expenses of $1,047 and $2,001, respectively, and other general and administrative expenses of $84 and $84, respectively, under the Administration Agreement. For the three and nine months ended September 30, 2024, $988 and $1,943, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three and nine months ended September 30, 2024, $138 and $138, respectively, of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

The following table shows the summary of expense payments and related reimbursement payments since the Company’s commencement of operations:

	Expense Payments Made by Advisor	Cumulative Reimbursement Payments to Advisor	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per share of Common Stock	Operating Expense Ratio
For the Quarter Ended
September 30, 2024(1)	$2,831	$2,831	$—	September 30, 2027	0.00%	37.07%
December 31, 2024	1,143	389	754	December 31, 2027	0.00%	7.30%
March 31, 2025	1,313	—	1,313	March 31, 2028	0.00%	2.34%
June 30, 2025	1,935	—	1,935	June 30, 2028	0.00%	1.25%
September 30, 2025	403	—	403	September 30, 2028	0.00%	0.69%
Total	$7,625	$3,220	$4,405

(1)
Included in this amount is $1,562 of Expense Payments made by the Advisor relating to expenses incurred by the Company for the period from October 16, 2023 (Inception) through the quarter ended June 30, 2024.

As of September 30, 2025, the Advisor has provided written commitments for Expense Payments in the amount of $7,625. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. For the three and nine months ended September 30, 2025, the Company recognized $1,142 and $3,220, respectively, of Reimbursement Payment obligations related to Expense Payments made by the Advisor in previous quarters. Pursuant to the Expense Support Agreement, Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor. As of September 30, 2025 and December 31, 2024, there is $1,142 and $186 dollars, respectively, included within due to affiliates for reimbursement of expense support.

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

Due to Affiliate

As of September 30, 2025 and December 31, 2024, 5C Investment Partners LP, an affiliate of the Advisor, has paid $109 and $1,128, respectively, of offering costs, and $390 and $12, respectively, of financing costs on behalf of the Company which represents a liability of the Company.

4. Investments at Fair Value

The composition of the Company's investment portfolio at amortized cost and fair value was as follows:

	September 30, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$230,142	$230,453	$—	$—
Second Lien debt investments	87,697	88,440	—	—
Total Investments	$317,839	$318,893	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The industry composition of investments at amortized cost and fair value was as follows:

	September 30, 2025			December 31, 2024 (1)
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$20,877	$20,875	6.5%	$—	$—	0.0%
Commercial Services and Supplies	30,281	30,274	9.5%	—	—	0.0%
Distributors	39,426	39,840	12.5%	—	—	0.0%
Diversified Consumer Services	41,999	41,985	13.2%	—	—	0.0%
Financial Services	26,173	26,258	8.2%	—	—	0.0%
Health Care Providers and Services	29,826	29,861	9.4%	—	—	0.0%
Professional Services	25,894	26,038	8.2%	—	—	0.0%
Software	103,363	103,762	32.5%	—	—	0.0%
Total	$317,839	$318,893	100.0%	$—	$—	0.0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The geographic composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024(1)
United States	100.0%	0.0%
Total	100.0%	0.0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

5. Fair Value Measurements

The following is a summary of the Company’s investments and cash equivalents categorized within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$230,453	$230,453
Second Lien debt investments	—	—	88,440	88,440
Total Investments at fair value before Cash Equivalents	—	—	318,893	318,893
Money Market Fund	187,798	—	—	187,798
Total Cash Equivalents	187,798	—	—	187,798
Total Investments at fair value after Cash Equivalents	$187,798	$—	$318,893	$506,691

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Total Investments at fair value before Cash Equivalents	$—	$—	$—	$—
Money Market Fund	9,242	—	—	9,242
Total Cash Equivalents	9,242	—	—	9,242
Total Investments at fair value after Cash Equivalents	$9,242	$—	$—	$9,242

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended
	September 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Total Investments
Fair value, beginning of the period	$94,085	$39,520	$133,605
Purchases and originations of investments	137,187	48,250	185,437
Paid-in-kind interest income	54	—	54
Proceeds from sale of investments and principal repayments	(1,513)	—	(1,513)
Net change in unrealized gains (losses) on investments	582	640	1,222
Net realized gains (losses) on investments	—	—	—
Net amortization of discount on investments	58	30	88
Transfers into (out of) Level 3	—	—	—
Fair value, end of period	$230,453	$88,440	$318,893
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at September 30, 2025	$582	$640	$1,222

	Nine Months Ended
	September 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Total Investments
Fair value, beginning of the period	$—	$—	$—
Purchases and originations of investments	231,476	87,650	319,126
Paid-in-kind interest income	54	—	54
Proceeds from sale of investments and principal repayments	(1,513)	—	(1,513)
Net change in unrealized gains (losses) on investments	311	743	1,054
Net realized gains (losses) on investments	—	—	—
Net amortization of discount on investments	125	47	172
Transfers into (out of) Level 3	—	—	—
Fair value, end of period	$230,453	$88,440	$318,893
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at September 30, 2025	$311	$743	$1,054

	Three Months Ended	Nine Months Ended
	September 30, 2024(1)	September 30, 2024(1)
	Total Investments	Total Investments
Fair value, beginning of the period	$—	$—
Purchases and originations of investments	—	—
Paid-in-kind interest income	—	—
Proceeds from sale of investments and principal repayments	—	—
Net change in unrealized gains (losses) on investments	—	—
Net realized gains (losses) on investments	—	—
Net amortization of discount on investments	—	—
Transfers into (out of) Level 3	—	—
Fair value, end of period	$—	$—
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at September 30, 2024	$—	$—

(1)
As of September 30, 2024, the Company had not yet commenced investment operations.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. During the three and nine months ended September 30, 2025 and 2024, no investments were transferred into or out of Level 3.

The following tables present the significant unobservable inputs of the Company's Level 3 investments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value for the Level 3 investments.

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$101,771	Income approach	Discount rate	8.5% - 9.3% (8.9%)	Decrease
First Lien debt investments	128,682	Recent Transaction	Transaction Price	98.5% - 99.8% (99.2%)	Increase
Second Lien debt investments	88,440	Income approach	Discount rate	9.3% - 10.6% (10.0%)	Decrease
Total	$318,893

(1)
The weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

December 31, 2024(1)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$—	N/A	N/A	N/A	N/A
Total	$—

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s Credit Facility (as defined below) approximates its fair value, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2025.

The carrying value of the Company’s Repurchase Obligations (as defined below) approximates its fair value, which are categorized as Level 3 within the fair value hierarchy, as of September 30, 2025.

The Company did not have any outstanding debt as of December 31, 2024.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value, the Credit Facility, and Repurchase Obligations are classified as Level 2.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61(a) of the 1940 Act, the Company obtained Board of Directors' approval to borrow amounts such that its asset coverage is at least 150%, rather than 200%. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 164.64% and 2,096.46%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test.

The Company’s outstanding debt obligations as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$226,310	$226,310	$23,690
Repurchase Obligations	80,000	80,000	80,000	—
Total Debt	$330,000	$306,310	$306,310	$23,690

(1)
The Credit Facility amount available may be subject to limitations related to the Credit Facility's borrowing base.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

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

On June 27, 2025, the Company requested, pursuant to Section 2.15 of the Revolving Credit Agreement ("Section 2.15"), an increase of the revolving credit facility (the “Credit Facility” and, such increase, the “First Committed Accordion Exercise”). Pursuant to the First Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150.0 million to $215.0 million. On September 8, 2025, the Company requested, pursuant to Section 2.15, an increase of the Credit Facility (the "Second Committed Accordion Exercise"). Pursuant to the Second Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $215.0 million to $250.0 million (the "Maximum Principal Amount"), of which $50.0 million is available for standby letters of credit. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. Subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

Borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars (USD), at the Company’s option (a) the daily simple SOFR plus 2.30%, (b) the Adjusted Term SOFR for the applicable interest period plus 2.30% or (c) 1.30% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in Euros, Yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 2.30%; (iii) in the case of loans denominated in sterling, SONIA plus 2.30%; (iv) in the case of loans denominated in Swiss francs, SARON plus 2.30%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 2.30% or (b) the adjusted Term CORRA for the applicable interest period plus 2.30%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.29547%, subject to certain conditions. As of September 30, 2025, the Company had outstanding debt denominated in Euro (EUR) of 6.4 million on its Credit Facility included in outstanding principal in the table above. As of September 30, 2025, USD borrowings under the Credit Facility bore interest at the daily simple SOFR plus 2.30% and EUR borrowings under the Credit Facility bore interest at the Eurocurrency Rate for the applicable interest period plus 2.30%. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to (a) 0.30% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is greater than 50% of the maximum commitment; or (b) 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is equal to or less than 50% of the maximum commitment, in either case calculated daily and on the basis of actual days elapsed in a year consisting of 360 days. As of September 30, 2025, the unused commitment fee was equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company's Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information.

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

As of September 30, 2025, the Company was in compliance with the terms of the Credit Facility.

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each such repurchase agreement, a “Macquarie Transaction”).

In accordance with ASC Topic 860, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by Macquarie Transactions remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligations”). The Repurchase Obligations are secured by the respective investments that are the subject of the repurchase agreements.

As of September 30, 2025, the Company had outstanding Repurchase Obligations of $80.0 million associated with repurchase agreements that were entered into on August 14, 2025 and September 26, 2025. Such Repurchase Obligations are collateralized by the term loan or a portion of the Company’s term loan holdings in AGS Health BCP Holdings, Inc., Flexera Software LLC, Vacation Rental Brands, LLC, and Vamos Bidco, Inc. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 2 month interpolated SOFR rate in effect, plus the applicable margin of 3.20% or 3.25%. As of September 30, 2025, the remaining contractual maturities of these repurchase agreements were between 10-56 days.

As of September 30, 2025, the Company was in compliance with the terms of the Repurchase Obligations.

As of December 31, 2024, the Company had no outstanding Repurchase Obligations.

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024(2)	September 30, 2025	September 30, 2024(2)
Interest expense	$2,384	$—	$3,426	$—
Commitment fees	64	—	226	—
Amortization of deferred financing costs	271	—	662	—
Total Interest Expense	$2,719	$—	$4,314	$—
Average debt outstanding(1)	$141,220	$—	$73,760	$—
Weighted average interest rate (1)	6.6%	0.0%	6.6%	0.0%

(1)
For the nine months ended September 30, 2025, average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Credit Facility on January 21, 2025.
(2)
The Company did not have any outstanding debt as of or for the three and nine months ended September 30, 2024.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	September 30, 2025	December 31, 2024(1)
AAH Topco., LLC	First Lien Delayed Draw Term Loan	3/2027	$15,935	$—
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	—
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	—
AGS Health BCP LLC	First Lien Revolver	8/2032	909	—
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc.	First Lien Revolver	1/2032	2,917	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	23,750	—
Glow Intermediate Holdings II, LLC	First Lien Delayed Draw Term Loan	8/2027	4,211	—
Glow Intermediate Holdings II, LLC	First Lien Revolver	8/2032	4,947	—
High Street Buyer, Inc.	First Lien Delayed Draw Term Loan	7/2027	13,497	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/2028	3,770	—
Koala Investment Holdings, Inc.	First Lien Revolver	8/2032	1,676	—
Premier Care Dental Management, LLC	First Lien Delayed Draw Term Loan	7/2027	14,928	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/2027	1,786	—
Titan BW Borrower L.P.	First Lien Revolver	7/2032	3,573	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/2027	3,277	—
Vacation Rental Brands, LLC	First Lien Revolver	5/2031	4,255	—
Vamos Bidco, Inc.	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.	First Lien Revolver	1/2032	2,162	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	15,728	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$145,218	$—
(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2025 and December 31, 2024, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. Refer to Note 3 for additional information.

8. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $640,456 and $604,804, respectively ($443,583 and $573,931 remaining undrawn, respectively), of which $22,220 and $21,550, respectively ($15,373 and $19,450 remaining undrawn, respectively), are from affiliates of the Advisor.

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

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
June 26, 2025	2,021,836	50,000
September 25, 2025	3,008,709	76,000
Total	6,644,750	$166,000

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
July 10, 2024	1,000	$25
September 26, 2024	80,000	2,000
Total	81,000	$2,025

As of September 30, 2025, the Company issued an aggregate of 7,887,741 shares of Common Stock for aggregate proceeds of $196,873.

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

Distributions and Distribution Reinvestment Plan

During the three and nine months ended September 30, 2025 and 2024, no Common Stock distributions had been declared or paid by the Company. For the three and nine months ended September 30, 2025, $46 and $139, respectively, of Preferred Dividends were earned. For the three months ended September 30, 2025, no Preferred Dividends were declared or paid by the Company. For the nine months ended September 30, 2025 $93, or $180 per share, of Preferred Dividends were declared, accrued and paid by the Company. For the three and nine months ended September 30, 2024, $7 of Preferred Dividends were earned but not declared or paid by the company. The Preferred Dividends are calculated from and including September 16, 2024. The Company records an obligation for Preferred Dividends once declared. Income available to holders of Common Stock was adjusted for accrued dividends for purposes of presenting earnings (losses) per share.

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

9. Earnings (Losses) Per Share

The following table sets forth the computation of basic and diluted earnings (losses) per share of Common Stock for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
Earnings (losses) per share of Common Stock—basic and diluted	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$2,298	$(13)	$2,102	$(13)
Weighted average shares of Common Stock outstanding—basic and diluted (1)	5,075,252	13,500	3,145,024	13,500
Earnings (losses) per share of Common Stock—basic and diluted	$0.45	$(0.99)	$0.67	$(0.99)

(1)
For the three and nine months ended September 30, 2024, the amounts are calculated based on the weighted average shares outstanding during the period beginning August 30, 2024 (the date on which the Company's registration became effective) through September 30, 2024.

10. Financial Highlights

The following are the financial highlights per share of Common Stock outstanding:

	For the Nine Months Ended	For the period from August 30, 2024 Through
($ in thousands, except share, per share amounts, and percentages)	September 30, 2025	September 30, 2024(1)
Per Share Data:
Net asset value per share of Common Stock, beginning of period	$24.82	$25.00
Net investment income (loss)(2)	0.38	(0.46)
Net realized and unrealized gain (loss)(2)	0.33	—
Total increase (decrease) in net assets resulting from investment operations	0.71	(0.46)
Distributions of net investment income to preferred shareholders(2)	(0.03)	—
Total distributions to preferred shareholders	(0.03)	—
Net increase (decrease) in net assets relating to capital share transactions(6)	(0.27)	0.38
Total increase (decrease) in net assets applicable to holders of Common Stock from capital share transactions	(0.27)	0.38
Total increase (decrease) in net assets applicable to holders of Common Stock	0.41	(0.08)
Net asset value per share of Common Stock, end of period	$25.23	$24.92
Total return based on net asset value(3)	1.65%	-0.31%

Ratios:
Ratio of net investment income (loss) to average net assets applicable to Common Stock(4)(7)	2.59%	-5.47%
Ratio of total expenses to average net assets applicable to Common Stock, gross(4)(7)	13.21%	662.01%
Ratio of total expenses to average net assets applicable to Common Stock, net of waivers(4)(7)	11.05%	5.47%
Portfolio turnover rate(5)	0.00%	0.00%

Supplemental Data:
Net assets, end of period	$200,539	$3,564
Shares of Common Stock outstanding, end of period	7,887,741	81,000
Weighted average shares of Common Stock outstanding	3,145,024	13,500
Total capital commitments, end of period	$640,456	$20,025
Ratio of total contributed capital to total committed capital, end of period	30.74%	10.11%
Asset coverage ratio	164.64%	230.67%

(1)
Period beginning on August 30, 2024 (the date on which the Company's registration became effective).
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
(4)
Amounts are annualized except for organizational and offering costs, expense support amounts relating to organizational and offering costs, and reimbursement of expense support. The ratio of total expenses to average net assets applicable to Common Stock, gross excludes the effect of expenses waived by the Advisor, expense support, and reimbursement of expense support which represented 2.16% and 656.54%, respectively, of average net assets for the nine months ended September 30, 2025 and 2024.
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

11. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the consolidated financial statements were issued. Except as noted below, there have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2025.

Dividend

On November 5, 2025, the Company announced a cash dividend of $0.14 per Common Stock. The dividend is payable on November 19, 2025, to investors of record as of the close of business on November 12, 2025. Distributions will be paid in cash or reinvested in shares of Common Stock for shareholders participating in the Company's distribution reinvestment plan.

Repurchase Obligations

On October 3, 2025 and November 6, 2025, the Company repaid $5.0 million and $75.0 million, respectively, of outstanding Repurchase Obligations.

Investment Operations

As of November 6, 2025, the Company's investment portfolio totaled $571.8 million across 18 portfolio companies, comprising of loan commitments of $516.8 million in aggregate principal amount, of which $379.0 million was funded and $137.8 million was unfunded, and a preferred equity investment of $55.0 million.

Recent Transactions

NAVEX- Navex Global Holdings Corporation

The Company closed a senior secured credit facility backing the acquisition of NAVEX Global (“NAVEX”). NAVEX is a leading provider of integrated governance, risk, and compliance software solutions.

PCI Pharma Services- KPCI Holdings Ltd.

The Company closed a preferred equity investment in PCI Pharma Services (“PCI”). PCI is a global contract development and manufacturing organization (“CDMO”) providing end-to-end outsourced solutions for pharmaceutical and biotechnology companies.

Ally ABL Facility

On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC, a Delaware limited liability company.

On November 6, 2025, 5C Lending Partners Corp., a Maryland corporation (the “Company”), as transferor, entered into the Loan, Security and Collateral Management among 5C Lending Partners Advisors LLC, as collateral manager (in such capacity, the “Collateral Manager”), 5CLP BDC I ABL SPV-A LLC, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”).

The Ally Loan Agreement provides for a revolving credit facility (the “Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. In addition, to the extent not increased earlier at the option of the Borrower, the commitments under the facility will be automatically increased to an amount equal to $400.0 million on or about February 4, 2026. Borrowings under the Credit Facility will bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is a secured overnight funding rate (“SOFR”) based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. The lenders’ commitments to make advances under the Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the Credit Facility is November 6, 2030.

In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Company as collateral.

The Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower has made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

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

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements. We are managed by the Advisor. The Advisor is a limited liability company that is registered as an investment adviser under the Advisers Act. The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC ("Equity Holdings I"), a Delaware limited liability company.

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

For the three months ended September 30, 2025, amortization of deferred offering costs of $403 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the nine months ended September 30, 2025, administrative service expenses of $824, professional fees of $1,045, directors' fees of $176, other general and administrative expenses of $414, and amortization of deferred offering costs of $1,193 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

For the three months ended September 30, 2024, organizational expenses of $925, directors' fees of $96, administrative service expenses of $59, professional fees of $94, other general and administrative expenses of $79, and amortization of deferred offering costs of $15 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the nine months ended September 30, 2024, organizational expenses of $2,285, directors' fees of $115, administrative service expenses of $59, professional fees of $94, other general and administrative expenses of $79, and amortization of deferred offering costs of $15 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

Expense Waivers

For the three and nine months ended September 30, 2025, $0 and $762, respectively, of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. Expenses waived for the three and nine months ended September 30, 2025 were $0 and $762, respectively, of administrative service expenses. For the three and nine months ended September 30, 2024, $988 and $1,943, respectively, of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three months ended September 30, 2024, $983 of administrative service expenses and $5 other general and administrative expenses were waived by the Advisor. For the nine months ended September 30, 2024, $1,938 of administrative service expenses and $5 other general and administrative expenses were waived by the Advisor. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

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

Portfolio and Investment Activity

The Company commenced investment operations in January 2025. Our investment activity is presented below (the information presented herein is at par value unless otherwise indicated):

Investments:	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024(1)
New investment commitments:
Purchases and originations	$239,572	$—
Total new investment commitments	$239,572	$—
Principal amount of investments funded:
First Lien debt investments	$138,648	$—
Second Lien debt investments	50,000	—
Total principal amount of investments funded	$188,648	$—
Principal amount of investments sold or repaid:
First Lien debt investments	$(1,513)	$—
Second Lien debt investments	—	—
Total principal amount of investments sold or repaid	$(1,513)	$—
Number of new investment commitments in new portfolio companies	9	—
Weighted average interest rate on income producing investments, at amortized cost(2)	9.2%	0.0%
Weighted average interest rate on income producing investments, at fair value(2)	9.2%	0.0%

(1)
As of September 30, 2024, the Company had not yet commenced investment operations.
(2)
The weighted average interest rate is calculated using the interest rates as of September 30, 2025 for new commitments.

Investments:	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024(1)
New investment commitments:
Purchases and originations	$468,072	$—
Total new investment commitments	$468,072	$—
Principal amount of investments funded:
First Lien debt investments	$234,291	$—
Second Lien debt investments	90,000	—
Total principal amount of investments funded	$324,291	$—
Principal amount of investments sold or repaid:
First Lien debt investments	$(1,513)	$—
Second Lien debt investments	—	—
Total principal amount of investments sold or repaid	$(1,513)	$—
Number of new investment commitments in new portfolio companies	16	—
Weighted average interest rate on income producing investments, at amortized cost(2)	9.2%	0.0%
Weighted average interest rate on income producing investments, at fair value(2)	9.2%	0.0%

(1)
As of September 30, 2024, the Company had not yet commenced investment operations.
(2)
The weighted average interest rate is calculated using the interest rates as of September 30, 2025 for new commitments.

Our investments consisted of the following:

	September 30, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$230,142	$230,453	$—	$—
Second Lien debt investments	87,697	88,440	—	—
Total Investments	$317,839	$318,893	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

As of September 30, 2025, no investments in the portfolio were on non-accrual status.

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

The Advisor rates the investments in our portfolio each quarter and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments with a rating of 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds) on the 1 to 4 performance investment rating system at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024(1)
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$—	—
2	318,893	100%	—	—
3	—	—	—	—
4	—	—	—	—
Total	$318,893	100%	$—	0%

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

Results of Operations

Although the Company was formed on October 16, 2023, we commenced operations on September 26, 2024. As a result, comparisons may not be meaningful. On January 9, 2025, we commenced investment operations.

Operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Total Investment Income	$6,766	$—	$10,740	$—
Net Expenses	5,624	6	9,533	6
Net Investment Income (Loss)	1,142	(6)	1,207	(6)
Net Change in Unrealized Gains (Losses)	1,146	—	978	—
Net Realized Gains (Losses)	56	—	56	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,344	$(6)	$2,241	$(6)

(1)
The Company commenced operations on September 26, 2024. Prior to the commencement of operations, only organizational and administrative activities were conducted which were either waived or advanced by the Advisor and made subject to the Expense Support Agreement.

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Interest income	$6,317	$—	$9,957	$—
Paid-in-kind interest income	116	—	116	—
Dividend income	65	—	214	—
Other income	268	—	453	—
Total Investment Income	$6,766	$—	$10,740	$—

(1)
The Company had no investment income for the three and nine months ended September 30, 2024 as investment operations had not yet commenced.

Interest income, which includes amortization of upfront fees, increased from $0 for the three months ended September 30, 2024 to $6,317 for the three months ended September 30, 2025. The increase in interest income was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $0 for the three months ended September 30, 2024 to $116 for the three months ended September 30, 2025, primarily due to increased PIK investments. For the three months ended September 30, 2025, 1.7% of our total investment income was comprised of PIK interest. Dividend income increased from $0 for the three months ended September 30, 2024 to $65 for three months ended September 30, 2025 and was attributable to dividends earned on a money market fund. Other income increased from $0 for the three months ended September 30, 2024 to $268 for the three months ended September 30, 2025, primarily due to unfunded commitment fees.

Interest income, which includes amortization of upfront fees, increased from $0 for the nine months ended September 30, 2024 to $9,957 for the nine months ended September 30, 2025. The increase in interest income was primarily the result of investment operations commencing in January 2025 and growth in our investment portfolio. Paid-in-kind interest income increased from $0 for the nine months ended September 30, 2024 to $116 for the nine months ended September 30, 2025, primarily due to increased PIK investments. For the nine months ended September 30, 2025, 1.1% of our total investment income was comprised of PIK interest. Dividend income increased from $0 for the nine months ended September 30, 2024 to $214 for nine months ended September 30, 2025 and was attributable to dividends earned on a money market fund. Other income increased from $0 for the nine months ended September 30, 2024 to $453 for the nine months ended September 30, 2025, primarily due to unfunded commitment fees.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$2,719	$—	$4,314	$—
Administrative service expenses	628	1,047	2,214	2,001
Organizational expenses	—	925	—	2,285
Professional fees	407	94	1,452	94
Amortization of deferred offering costs	429	17	1,269	17
Other general and administrative expenses	271	84	685	84
Directors' fees	87	96	263	115
Management fees(1)	344	—	530	—
Total Expenses	$4,885	$2,263	$10,727	$4,596
Less: Management fees waived(1)	—	—	—	—
Less: Expense waived by Advisor	—	(988)	(762)	(1,943)
Less: Expense Support	(403)	(1,269)	(3,652)	(2,647)
Reimbursement of expense support	1,142	—	3,220	—
Net Expenses	$5,624	$6	$9,533	$6

(1)
Management fees and management fees waived for the three and nine months ended September 30, 2024, are zero due to rounding.

Interest Expense

Interest expense increased from $0 for the three months ended September 30, 2024 to $2,719 for the three months ended September 30, 2025. The increase in interest expense was the result of an increase in average debt outstanding of $141,220 for the three months ended September 30, 2025, and entering into the Macquarie Transactions.

Interest expense increased from $0 for the nine months ended September 30, 2024 to $4,314 for the nine months ended September 30, 2025. The increase in interest expense was the result of entering into the Revolving Credit Agreement on January 16, 2025, entering into the Macquarie Transactions on August 14, 2025 and September 26, 2025, and average debt outstanding of $73,760 for the nine months ended September 30, 2025.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative service expenses decreased from $1,047 for the three months ended September 30, 2024 to $628 for the three months ended September 30, 2025.

Administrative service expenses increased from $2,001 for the nine months ended September 30, 2024 to $2,214 for the nine months ended September 30, 2025, primarily as a result of the commencement of operations and investment operations.

Organizational Expenses

Organizational expenses include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. Organizational expenses decreased from $925 for the three months ended September 30, 2024 to $0 for the three months ended September 30, 2025 as a result of operations commencing on September 26, 2024.

Organizational expenses decreased from $2,285 for the nine months ended September 30, 2024 to $0 for the nine months ended September 30, 2025 as a result of operations commencing on September 26, 2024.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $94 for the three months ended September 30, 2024 to $407 for the three months ended September 30, 2025, primarily as a result of the commencement of operations.

Professional fees increased from $94 for the nine months ended September 30, 2024 to $1,452 for the nine months ended September 30, 2025, primarily as a result of the commencement of operations.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. Amortization of deferred offering costs increased from $17 for the three months ended September 30, 2024 to $429 for the three months ended September 30, 2025, primarily as a result of the commencement of operations.

Amortization of deferred offering costs increased from $17 for the nine months ended September 30, 2024 to $1,269 for the nine months ended September 30, 2025, primarily as a result of the commencement of operations.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other costs. Other general and administrative expenses increased from $84 for the three months ended September 30, 2024 to $271 for the three months ended September 30, 2025, primarily as a result of sub-administrator and investment research costs.

Other general and administrative expenses increased from $84 for the nine months ended September 30, 2024 to $685 for the nine months ended September 30, 2025, primarily as a result of sub-administrator and investment research costs.

Compensation to the Advisor

We pay the Advisor investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is borne by the Company’s stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts. The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. Management Fees increased from $99 dollars for the three months ended September 30, 2024 to $344 for the three months ended September 30, 2025 due to an increase in average assets. Management Fees increased from $99 dollars for the nine months ended September 30, 2024 to $530 for the nine months ended September 30, 2025 due to an increase in average assets as a result of the commencement of investment operations. Management Fees for the three and nine months ended September 30, 2024 were waived by the Advisor.

Incentive Fee

We pay the Advisor an Incentive Fee consisting of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature. See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any Incentive Fees.

Reimbursement of expense support

We may owe the Advisor a Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. As of September 30, 2025, the Company owed the Advisor $1,142, for the reimbursement of expense support.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. As a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain RIC status, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

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

As of September 30, 2025 and December 31, 2024, we did not accrue U.S. federal excise tax.

Net Unrealized and Realized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three months ended September 30, 2025, the net change in unrealized gains (losses) on investments was $1,222 largely attributed to the tightening in credit spreads. For the nine months ended September 30, 2025, the net change in unrealized gains (losses) on investments was $1,054 largely attributed to the tightening in credit spreads. For the three and nine months ended September 30, 2024 there were no net change in unrealized gains (losses) on investments.

For the three and nine months ended September 30, 2025, we had net unrealized losses of $76 and $76, respectively, on foreign currency transactions, primarily as a result of translating our foreign currency borrowings and fluctuations in the EUR exchange rate. For the three and nine months ended September 30, 2024, there were no unrealized gains (losses) on foreign currency transactions.

For the three and nine months ended September 30, 2025 and 2024, there were no net realized gains (losses) on investments.

For the three and nine months ended September 30, 2025, we had net realized gains of $56 and $56, respectively, on foreign currency transactions, as a result of entering into a EUR denominated investment. For the three and nine months ended September 30, 2024, there were no realized gains (losses) on foreign currency transactions.

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

As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratios were 164.64% and 2,096.46%, respectively. We carefully consider our unfunded commitments for the purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Our primary use of cash will be (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s Stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet the needs of our daily operations for at least the next twelve months. As of September 30, 2025, we had approximately $23,690 of availability on our Credit Facility, subject to asset coverage limitations, and $443,583 in undrawn Capital Commitments.

As of September 30, 2025, we had $189,195 in cash and cash equivalents, an increase of $156,915 from December 31, 2024. During the nine months ended September 30, 2025, cash used in operating activities was $313,486, primarily attributable to funding portfolio investments of $319,126. Cash provided by financing activities was $470,401 during the period, primarily due to Credit Facility borrowings of $582,834, Repurchase Obligation proceeds of $80,000 and proceeds from the issuance of Common Stock of $166,000, which were partially offset by Credit Facility paydowns of $356,600 and payment of deferred financing costs of $1,740.

Net Assets

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
June 26, 2025	2,021,836	50,000
September 25, 2025	3,008,709	76,000
Total	6,644,750	$166,000

As of September 30, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $640,456 and $604,804, respectively ($443,583 and $573,931 remaining undrawn, respectively), of which $22,220 and $21,550, respectively ($15,373 and $19,450 remaining undrawn, respectively), are from affiliates of the Advisor.

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

There were no Preferred Stock issuances during the nine months ended September 30, 2025.

Distributions

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes. During the three and nine months ended September 30, 2025, no distributions had been declared or paid by the Company in regard to Common Stock. For the three and nine months ended September 30, 2025, $46 and $139, respectively, of Preferred Dividends were earned. For the three months ended September 30, 2025, no Preferred Dividends were declared or paid by the Company. For the nine months ended September 30, 2025, $93, or $180 per share, of Preferred Dividends were declared, accrued, and paid by the Company.

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

Borrowings

The following tables show the Company’s outstanding debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$226,310	$226,310	$23,690
Repurchase Obligations	80,000	80,000	80,000	—
Total Debt	$330,000	$306,310	$306,310	$23,690

(1)
The Credit Facility amount available may be subject to limitations related to the Credit Facility's borrowing base.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

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

On June 27, 2025, the Company requested, pursuant to Section 2.15 of the Revolving Credit Agreement ("Section 2.15"), an increase of the revolving credit facility (the “Credit Facility” and, such increase, the “First Committed Accordion Exercise”). Pursuant to the First Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150.0 million to $215.0 million. On September 8, 2025, the Company requested, pursuant to Section 2.15, an increase of the Credit Facility (the "Second Committed Accordion Exercise"). Pursuant to the Second Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $215.0 million to $250.0 million, (the "Maximum Principal Amount"), of which $50.0 million is available for standby letters of credit. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. Subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

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

As of September 30, 2025, the Company was in compliance with the terms of the Credit Facility.

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each such repurchase agreement, a “Macquarie Transaction”).

In accordance with ASC Topic 860, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by the Macquarie Transactions remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligations”). The Repurchase Obligations are secured by the respective investments that are the subject of the repurchase agreements.

As of September 30, 2025, the Company was in compliance with the terms of the Repurchase Obligations.

Contractual Obligations

The following table is a summary of contractual principal payment obligations under our Credit Facility and Repurchase Obligations as of September 30, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	After 5 years
Credit Facility	$226,310	$—	$226,310	$—
Repurchase Obligations	80,000	80,000	—	—
Total Contractual Obligations	$306,310	$80,000	$226,310	$—

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	September 30, 2025	December 31, 2024(1)
AAH Topco., LLC	First Lien Delayed Draw Term Loan	3/2027	$15,935	$—
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	—
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	—
AGS Health BCP LLC	First Lien Revolver	8/2032	909	—
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc.	First Lien Revolver	1/2032	2,917	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	23,750	—
Glow Intermediate Holdings II, LLC	First Lien Delayed Draw Term Loan	8/2027	4,211	—
Glow Intermediate Holdings II, LLC	First Lien Revolver	8/2032	4,947	—
High Street Buyer, Inc.	First Lien Delayed Draw Term Loan	7/2027	13,497	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/2028	3,770	—
Koala Investment Holdings, Inc.	First Lien Revolver	8/2032	1,676	—
Premier Care Dental Management, LLC	First Lien Delayed Draw Term Loan	7/2027	14,928	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/2027	1,786	—
Titan BW Borrower L.P.	First Lien Revolver	7/2032	3,573	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/2027	3,277	—
Vacation Rental Brands, LLC	First Lien Revolver	5/2031	4,255	—
Vamos Bidco, Inc.	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.	First Lien Revolver	1/2032	2,162	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	15,728	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$145,218	$—
(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

As of September 30, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

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

Recent Developments

Dividend

On November 5, 2025, the Company announced a cash dividend of $0.14 per Common Stock. The dividend is payable on November 19, 2025, to investors of record as of the close of business on November 12, 2025. Distributions will be paid in cash or reinvested in shares of Common Stock for shareholders participating in the Company’s distribution reinvestment plan.

Repurchase Obligations

On October 3, 2025 and November 6, 2025, the Company repaid $5.0 million and $75.0 million, respectively, of outstanding Repurchase Obligations.

Investment Operations

As of November 6, 2025, the Company's investment portfolio totaled $571.8 million across 18 portfolio companies, comprising of loan commitments of $516.8 million in aggregate principal amount, of which $379.0 million was funded and $137.8 million was unfunded, and a preferred equity investment of $55.0 million.

Recent Transactions

NAVEX- Navex Global Holdings Corporation

The Company closed a senior secured credit facility backing the acquisition of NAVEX Global (“NAVEX”). NAVEX is a leading provider of integrated governance, risk, and compliance software solutions.

PCI Pharma Services- KPCI Holdings Ltd.

The Company closed a preferred equity investment in PCI Pharma Services (“PCI”). PCI is a global contract development and manufacturing organization (“CDMO”) providing end-to-end outsourced solutions for pharmaceutical and biotechnology companies.

Ally ABL Facility

On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC, a Delaware limited liability company.

On November 6, 2025, 5C Lending Partners Corp., a Maryland corporation (the “Company”), as transferor, entered into the Loan, Security and Collateral Management among 5C Lending Partners Advisors LLC, as collateral manager (in such capacity, the “Collateral Manager”), 5CLP BDC I ABL SPV-A LLC, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”).

The Ally Loan Agreement provides for a revolving credit facility (the “Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. In addition, to the extent not increased earlier at the option of the Borrower, the commitments under the facility will be automatically increased to an amount equal to $400.0 million on or about February 4, 2026. Borrowings under the Credit Facility will bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is a secured overnight funding rate (“SOFR”) based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. The lenders’ commitments to make advances under the Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the Credit Facility is November 6, 2030.

In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Company as collateral.

The Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower has made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal or state income taxes on any ordinary income or capital gains that the Company distributes to the stockholders as dividends. Additionally, as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In order to maintain and obtain RIC status and tax benefits, the Company must distribute to the Company’s stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to financial market risks, including risks related to changes in valuations, interest rates, and foreign currencies. Because we borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates for our borrowed funds or investments will not have a material adverse effect on the Company’s net investment income or net assets.

Valuation Risk

We are subject to financial markets risks, including changes in valuations. We have invested and plan to continue to primarily invest in illiquid debt and, to a lesser extent, equity of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments that we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize an amount(s) that are different from the amount(s) presented and such differences could be material.

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

As of September 30, 2025, 100.0% of our debt investments based on fair value (excluding unfunded debt investments) were at floating rates, with 84.8% of these investments subject to interest rate floors. The Credit Facility and Repurchase Obligation also bear interest at a floating rate.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, money market fund balance and yield, and our financing arrangements in effect as of September 30, 2025:

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$15,317	$9,189	$6,128
Up 250 basis points	12,766	7,658	5,108
Up 200 basis points	10,211	6,126	4,085
Up 150 basis points	7,659	4,595	3,064
Up 100 basis points	5,109	3,063	2,046
Up 50 basis points	2,551	1,532	1,019
Down 50 basis points	(2,551)	(1,532)	(1,019)
Down 100 basis points	(5,109)	(3,063)	(2,046)
Down 150 basis points	(7,650)	(4,595)	(3,055)
Down 200 basis points	(10,165)	(6,119)	(4,046)
Down 250 basis points	(12,682)	(7,613)	(5,069)
Down 300 basis points	(15,196)	(9,107)	(6,089)

If deemed prudent, we may use interest rate risk management techniques to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three and nine months ended September 30, 2025, we did not engage in interest rate hedging activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Dividend

On November 5, 2025, the Company announced a cash dividend of $0.14 per Common Stock. The dividend is payable on November 19, 2025, to investors of record as of the close of business on November 12, 2025. Distributions will be paid in cash or reinvested in shares of Common Stock for shareholders participating in the Company’s distribution reinvestment plan.

Rule 10b5-1 Trading Plans

During the three and nine months ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

5C LENDING PARTNERS CORP.

Date: November 6, 2025	/s/ Thomas Connolly
	Name:	Thomas Connolly
	Title:	Co-President

Date: November 6, 2025	/s/ Michael Koester
	Name:	Michael Koester
	Title:	Co-President

Date: November 6, 2025	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer, Treasurer and Secretary