Form 10-K
period 2025-12-31
5C Lending Partners Corp.
filed 2026-03-05
CIK 1998387

s

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-56665
5C Lending Partners Corp.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 330 Madison Avenue, 20th Floor New York, New York (Address of principal executive offices)	93-4039151 (I.R.S. Employer Identification No.) 10017 (Zip Code)

Registrant’s telephone number, including area code: (212) 516-3171

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of March 5, 2026 there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on March 5, 2026 was 9,541,701.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

5C LENDING PARTNERS CORP.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report” or “Annual Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about 5C Lending Partners Corp. (the “Company,” “we” or “our”), the Company’s current and prospective portfolio investments, the Company’s industry, the Company’s beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio investments. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Item 1A. Risk Factors” in this Report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
the Company’s future operating results and distributions;
•
changes in political, economic or industry conditions, the interest rate environment, ongoing inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, inflation, supply chain disruptions and conflicts involving Russia/Ukraine and Israel/Palestine, and other ongoing conflicts, including in the Middle East, and recent U.S. military action in Venezuela and Iran;
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
•
the impact of artificial intelligence on the Company’s business and operations;
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
•
risks associated with possible disruption in the Company’s or the Company’s portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors that the Company identifies in “Item 1A. Risk Factors” in this Report, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) that the Company will make from time to time.

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
•
“1940 Act” refers to the Investment Company Act of 1940, as amended;
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
•
“Administrator” and the Company’s “administrator” refer to 5C Investment Partners Administrator LLC, the Company’s administrator;
•
“Advisor” and the Company’s “investment adviser” refer to 5C Lending Partners Advisor LLC, the Company’s investment adviser;
•
“Common Stock” refers to the Company’s common stock, par value $0.001 per share;
•
“Company” refers to 5C Lending Partners Corp., a Maryland corporation;
•
“Stockholders” or “Common Stockholders” refers to holders of shares of Common Stock;
•
“Preferred Stock” refers to the Company’s 12.0% Series A cumulative preferred stock, par value $0.001 per share; and
•
“Preferred Stockholders” refer to holders of shares of Preferred Stock.

PART I

Item 1. Business.

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. We are managed by 5C Lending Partners Advisor LLC, who we refer to as the “Advisor”. The Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company.

Our investment objective is to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of first lien debt (including stand-alone first lien loans, “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position and first lien secured bonds) and, to a lesser extent, second lien debt, unsecured debt and equity or equity-related investments. The Company generally considers upper middle-market companies to consist of companies with earnings before interest, income tax, depreciation and amortization between $50 million to $500 million annually at the time of investment. The Company may from time to time invest in smaller or larger companies and other instruments if the Advisor believes that the opportunity presents attractive investment characteristics and the potential for attractive risk-adjusted returns. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). The Company’s 80% policy with respect to investments in credit-related instruments is not fundamental and may be changed by the Board of Directors of the Company (the “Board of Directors”) without Stockholder approval. Stockholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy. We invest primarily in private companies based in the United States, which is subject to compliance with BDC requirements to invest at least 70% of our assets in U.S. companies.

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

The Company intends to seek to list its shares of Common Stock on a national securities exchange (an “Exchange Listing”), as determined by the Advisor in its sole discretion within seven years of the Company's initial closing (the “Initial Closing”), which occurred on September 26, 2024, subject to an additional one-year extension with the approval of the Board of Directors. Any Exchange Listing is subject to future market conditions and there can be no assurance that any Exchange Listing will occur. Until any Exchange Listing, the Company’s shares of Common Stock should be considered illiquid investments for which there is not a secondary market and it is uncertain whether any such secondary market will develop in the future. The Company’s Common Stock is not registered under the 1933 Act, or any state securities law, and is restricted as to transfer by law and the terms of the charter of the Company (the “Charter”).

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

If the Company does not consummate any Liquidity Event within eight years of the Initial Closing, or earlier in the Advisor’s sole discretion, the Company may determine to (but shall not be obligated to): (i) offer Stockholders the option to restructure their investment in the Company by either (a) exchanging all or a portion of their shares of Common Stock and any unfunded Capital Commitment (as defined below) in the Company for an interest in an entity (a “Liquidating Vehicle”) that would seek to liquidate and distribute to its Stockholders the proceeds of its investments over time as such Liquidating Vehicle is liquidated in an orderly manner and/or (b) exchanging their shares of Common Stock for shares in a newly-formed entity that will elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to publicly list its shares; and/or (ii) pursue an orderly wind down and/or liquidation. Any such restructuring may be predicated upon the Company obtaining an exemptive order from the SEC, as well as applicable approvals from the Board of Directors and/or Stockholders.

The Company’s administrative and executive offices are located at 330 Madison Avenue, 20th Floor, New York, New York 10017.

5C Investment Partners LP

5C is an alternative investment firm that commenced operations in September 2023. 5C provides and intends to provide investment advisory services to pooled investment vehicles, including the Company, other business development companies and commingled private funds, separately managed accounts, funds of one and other similar vehicles and accounts (each, a “5C Account”). 5C will seek to leverage the extensive experience and direct sourcing capabilities of its Investment Team to take advantage of the expanding, long-term opportunity set for private credit, which 5C believes offers the potential for compelling risk-adjusted returns. 5C’s principal place of business is in New York, New York.

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

Advisor

The Advisor, a Delaware limited liability company, is a wholly owned subsidiary of 5C Lending Partners Management LP, and 5C Lending Partners Management GP LLC serves as the managing member of the Advisor. Entities controlled by 5C are the principal owners of the Advisor and its affiliates, and accordingly, 5C has ultimate decision-making authority with respect to the Advisor. The Advisor acts as the Company’s investment adviser pursuant to an investment advisory agreement with the Company dated June 18, 2024 (the “Investment Advisory Agreement”), and has been registered with the SEC under the Advisers Act since April 2024. The Advisor’s principal place of business is in New York, New York.

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

Administrator

5C Investment Partners Administrator LLC, an affiliate of 5C, serves as the Company’s Administrator and provides, or oversees the performance of, certain administrative and compliance services rendered to the Company. The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations pursuant to an administration agreement between the Company and the Administrator dated June 18, 2024 (the “Administration Agreement”). See “Item 1. Business—Administration Agreement” below for a discussion of the fees and expenses that the Company is required to reimburse to the Administrator. The Administrator’s principal place of business is in New York, New York.

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
•
Compelling Market Backdrop. The Advisor believes that the demand for private debt and equity capital by U.S.-domiciled upper middle-market companies will continue to yield attractive investment opportunities for the Company. The Advisor believes that the directly negotiated nature of direct financing solutions also generally provides more favorable terms to the lender, including stronger covenant and reporting packages and better pricing and call protection. Additionally, the Advisor believes that its Investment Team’s experience in underwriting and credit selection will lead to lower loss rates across credit cycles than highly diversified portfolios of broadly syndicated leveraged loans, high yield bonds and/or private credit.

Competitive Advantages

The Advisor believes that the reputations, long-standing relationships and rigorous approach to sourcing, research, due diligence, investment selection and risk management of 5C’s Managing Partners and Investment Team enhances the Company’s activities. The Advisor believes that it possesses the following competitive advantages:

•
Long-standing Relationships and Access to Opportunities. 5C’s Managing Partners and Investment Team have long-standing relationships with private equity sponsors, boards of directors, management teams, consultants, attorneys, financial intermediaries, such as investment banks and advisory firms, family offices, operating partners, advisers and other market participants. 5C’s collective reputation and network of relationships serve as key competitive advantages with respect to the Advisor’s ability to source and execute suitable investments for the Company. The Advisor believes that it is a favored capital partner due to its (i) long-term partnership approach, (ii) Managing Partners’ and Investment Team’s reputations as reliable and thoughtful financing partners and (iii) ability to act quickly and deliberately. A substantial majority of the Company’s investments are sourced by the Advisor directly from borrowers and/or private equity sponsors. The Investment Team is responsible for originating, underwriting, executing, and managing the assets of the Company’s direct financing transactions, is responsible for implementing the Advisor’s investment policies and strategic initiatives. The Advisor believes that its ability to source through multiple channels allows it to create an investment portfolio for the Company with a more favorable risk profile than if it exclusively relied upon investment opportunities from financial intermediaries.
•
Extensive Expertise. The Advisor utilizes the extensive experience of 5C’s Managing Partners and Investment Team, along with the broader resources of the 5C platform to source, evaluate, select, structure and manage investments across the capital structure, in both standard and customized structures and in different market environments. The Advisor believes that the experience of its Investment Team provides it with an in-depth understanding of the strategic, financial, and operational challenges and opportunities of companies and affords it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on its investments.
•
Emphasis on Capital Preservation. The Advisor seeks to achieve the Company’s investment objective without subjecting the Company’s capital to undue risk of loss by employing a consistent and highly selective approach to investment selection, which the Advisor believes supports durable risk-adjusted returns. The Advisor’s emphasis on loss avoidance results in the Advisor generally targeting senior secured floating rate loans of companies that demonstrate the following characteristics, among others: the issuer’s shareholder(s) and/or management team has a long-standing relationship(s) with 5C’s Managing Partners and/or Investment Team, recession resilient industry, stable free cash flow, earnings and profit margins underpinned by durable competitive advantages and high barriers to entry, capital efficiency, attractive growth prospects, and suitable liquidity and capitalization. There can be no assurance that the Company’s sought after investment characteristics will be attained in any or all circumstances.

•
Long Duration Capital. The Advisor believes that the duration of the Company’s capital gives it the flexibility to invest the Company’s assets using a long-term focus, which the Advisor believes provides it with the opportunity to increase the Company’s return on invested capital, as compared to other private company investment vehicles or investment vehicles with periodic liquidity features.
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
•
One Team Approach. The Advisor employs a framework designed to maximize the cohesiveness and flexibility of the Investment Team to ensure that knowledge is shared and leveraged across 5C’s platform. The Advisor believes that this approach enables the Company to identify and pursue suitable investment opportunities, irrespective of source, transaction type and form of capital. Furthermore, the Advisor seeks to leverage insights derived from its research, due diligence and risk management efforts, as well as 5C’s network of operating partners, advisers, and limited partners to identify investment opportunities.

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

Most of the Company’s debt investments are expected to be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services), which is often referred to as “junk.”

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

The Company intends to operate and qualify as a “limited derivatives user” and has adopted compliance policies to monitor the Company’s derivatives exposure in accordance with Rule 18f-4 under the 1940 Act. The Company will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations, and the Company does not intend to invest solely for speculative purposes in puts, calls, straddles or derivative instruments, although as discussed above, the Company may engage in transactions in connection with hedging the acquisition, holding, financing, refinancing or disposition of portfolio investments, including foreign currency hedging, swaps, short sales and other derivative contracts or instruments for the purpose of reducing the Company’s risk in holding securities of the portfolio companies. There can be no assurance any hedging strategy that the Company employs will be successful.

The Company does not expect to make any direct investment in any commodities, cryptocurrencies or any other digital assets.

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

In addition, for federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, as determined by the Board of Directors in its sole discretion.

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

•
Disciplined Risk Management. The Advisor monitors the Company’s portfolio on an ongoing basis to ensure prompt and appropriate reactions to challenges and opportunities. Furthermore, the Advisor seeks to reduce the impact of any one company or industry having a disproportionate impact on the value of the Company’s portfolio by maintaining what the Advisor believes to be appropriate position sizes. The Company intends to limit its exposure to non-U.S.-domiciled companies (as determined by the Advisor in its discretion based on the jurisdiction in which the issuer is organized, headquartered, where it has its principal executive offices, jurisdiction of risk or other relevant factors as determined by the Advisor) to no more than 20% of the Company’s Gross Assets. “Gross Assets” shall mean, as of any date of determination, the greater of (x) actual gross assets of the Company or (y) $2.0 billion plus 1.25x assumed leverage ($4.5 billion in the aggregate). Additionally, the Company generally intends to adhere to the following portfolio concentration limits: (i) its total investment in any one issuer will not exceed 7.5% of Gross Assets (although it may exceed such limitation if the Advisor deems advisable, in an investment that the Advisor intends to be refinanced or otherwise syndicated following the date of commitment to, or investment in, such issuer); (ii) its total investment in issuers in any single “industry” (as such term is defined in the Global Industry Classification Standards or as otherwise determined by the Advisor) will not exceed 35% of the Company’s Gross Assets; and (iii) its purchase of investments that constitute asset-based lending in real estate or infrastructure will not exceed 10% of the Company’s Gross Assets.

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
•
“Unitranche” loans. Unitranche loans are loans that combine both senior and subordinated debt, generally in a first lien position. In many cases, “unitranche” lenders may provide the issuer most, if not all, of the capital structure above the equity.
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

Equity Investments

In certain instances the Company may also make equity investments, however the Company generally intends to limit common equity investments to no more than 10% of the Company’s Gross Assets. Investments in (i) preferred equity, (ii) equity issued by investment vehicles or subsidiaries of the Company, (iii) warrants, options or other forms of equity upside participation that accompany the Company’s debt and preferred equity investments, (iv) equity in underlying joint venture structures, (v) collateralized loan obligation equity, or (vi) any equity acquired in connection with a restructuring, reorganization, workout or similar transaction or follow-on investment by the Company are exempted from such threshold.

Investment Selection

The Advisor believes that consistency and a focus on quality and capital preservation are fundamental to generating durable risk-adjusted returns.

The Advisor’s approach to investment selection is defined by its demanding quality standards and robust research and due diligence process. Consistent with 5C’s platform-wide investment philosophy, the Advisor will seek to achieve the investment objective of the Company. This emphasis on capital preservation generally means that the Company will target (i) the senior-most tranches in an issuer’s capital structure, (ii) collateral value well in excess of the principal value of its investment to achieve a high margin of safety, and (iii) companies with shareholders and management teams that have large financial commitments to ensure dedication and alignment of interests. In this context, the Advisor considers companies with (i) shareholders, management teams and key executives that have significant capital invested in the portfolio company and/or (ii) key executives that have financial incentives that are contingent upon the portfolio company’s successful performance, as having shareholders and management teams with significant financial commitments in such companies. The Advisor believes that its approach increases the likelihood of achieving durable risk-adjusted returns in different market environments.

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
•
Stable Free Cash Flow, Earnings and Profit Margins. The Company will generally target companies with stable and substantial free cash flow, earnings and profit margins, which the Advisor believes is fundamental to servicing financial obligations and pursuing growth opportunities. The Advisor does not intend to invest in start-up or sub-scale companies that have not achieved sustainable free cash flow and earnings or companies with speculative business plans. Furthermore, the Advisor believes that free cash flow and earnings are existential to the durability of enterprise value, which generally supports the Company’s investments.
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

Portfolio Management

The Advisor employs, where permitted, an approach with respect to its investments whereby members of the Investment Team that are responsible for leading and underwriting an investment are also responsible for its ongoing monitoring and risk management. The Advisor believes that this approach leads to greater connectivity between the Advisor and its portfolio companies, improved access to information and increased accountability, while simultaneously reducing the risk of knowledge loss that exists when the sourcing, due diligence and monitoring roles are bifurcated.

Portfolio Monitoring

The Advisor monitors the financial condition and trends of each portfolio company on an ongoing basis to determine if they are meeting their respective business plans and the Advisor’s underwriting assumptions and to assess the appropriate course of action with respect to each portfolio company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of the performance of the portfolio company against its business plan and the Advisor’s underwriting assumptions;
•
assessment of the portfolio company’s compliance with covenants;
•
review of monthly or quarterly financial statements and financial projections of the portfolio company;
•
periodic or regular contact with the portfolio company’s management team and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to our other portfolio companies and to publicly available market data, if any; and
•
attendance at and participation in board meetings or presentations by the portfolio company where permitted in the credit documentation.

As part of the monitoring process, the Advisor employs an investment performance rating system to categorize the Company's investments. In addition to various risk management and monitoring tools, the Advisor rates the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The investment performance rating system for our investments is as follows:

•
An investment performance rating of 1 involves the least amount of risk to the Company’s initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable versus expectations at the time of origination or acquisition, which may include the performance of the portfolio company or a potential exit;
•
An investment performance rating of 2 involves a level of risk to the Company’s initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral versus expectations at the time of origination or acquisition. Generally, all investments or acquired investments in new portfolio companies are initially assessed a rating of 2;
•
An investment performance rating of 3 indicates that the risk to the Company’s ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and/or non-compliance with debt covenants; however, payments are generally not significantly past due; and

•
An investment performance rating of 4 indicates that the risk to the Company’s ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment rating of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments with an investment rating of 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss relative to our initial cost basis upon exit.

Valuation Process

Each quarter, the Advisor values each investment in the Company’s portfolio and such values are disclosed in reports filed with the SEC. We record investments for which market quotations are readily available with sufficient depth at such market quotations. With respect to investments for which market quotations are not readily available, the Advisor, as the Company’s valuation designee designated by the Board of Directors in accordance with Rule 2a-5 under the 1940 Act (the “Valuation Designee”), with the input of one or more external independent valuation firms, performs fair value determinations for such investments in good faith, in accordance with the Advisor’s valuation policy, adopted by and subject to the supervision of the Board of Directors. See “– Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments at Fair Value” for a description of our investment valuation processes and procedures.

Exit

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

Allocation of Investment Opportunities

5C provides or intends to provide investment management services to pooled investment vehicles, including the Company and other business development companies, commingled private funds, separately managed accounts, funds of one and other similar vehicles and accounts that 5C may establish. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Investments

As of December 31, 2025, the Company made investments with a fair value of $452.4 million in 19 portfolio companies. As of December 31, 2024, the Company had not yet commenced investment operations.

Investments consisted of the following at December 31, 2025 (amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
First Lien debt investments	$307,857	$309,054
Second Lien debt investments	87,746	88,220
Preferred equity investments	55,194	55,168
Total Investments	$450,797	$452,442

The industry composition of investments at fair value as of December 31, 2025 was as follows:

December 31, 2025
% of Total Investments at Fair Value
Aerospace and Defense	4.7%
Construction and Engineering	6.6%
Distributors	8.7%
Diversified Consumer Services	9.7%
Health Care Providers and Services	19.8%
Health Care Technology	4.5%
Insurance	10.3%
Professional Services	5.8%
Software	29.9%
Total	100.0%

The geographic composition of investments at fair value as of December 31, 2025 was as follows:

December 31, 2025
United States	96.2%
Canada	3.8%
Total	100.0%

Capital Resources and Borrowings

The Company anticipates generating cash in the future from the net proceeds of the Private Offerings, cash flows from its operations, including interest received on its debt investments, and proceeds from borrowings.

The Company may borrow money from time to time if its asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 167.82% and 2,096.46%, respectively. See “Regulation as a BDC – Senior Securities; Asset Coverage Ratio” below.

Furthermore, while any indebtedness and senior securities remain outstanding, the Company must make provisions to prohibit any distribution to its Stockholders (which may cause it to fail to distribute amounts necessary to avoid entity-level taxation under the Code), unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase.

Debt obligations consisted of the following as of December 31, 2025 (amounts in thousands):

	December 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$181,968	$181,968	$68,032
ABL Credit Facility	300,000	170,000	170,000	130,000
Total Debt	$550,000	$351,968	$351,968	$198,032

(1)
The amount available may be subject to limitations related to the borrowing base under the Credit Facility, the ABL Credit Facility and asset coverage requirements.

The Company must also comply with positive and negative covenants customary for these types of facilities. For more information on the Company’s debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources”.

Distribution Policy

To maintain our status as a RIC, the Company must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to Stockholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

The Company may incur such excise tax on a portion of our income and gains. While the Company intends to distribute income and capital gains to minimize exposure to the 4% U.S. federal excise tax, the Company may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the excise tax entirely. In that event, the Company will be liable for the excise tax only on the amount by which the Company does not meet the foregoing distribution requirement. See “Item 1A. Risk Factors — Risks Related to Federal Income Tax — The Company will be subject to corporate-level U.S. federal income tax if the Company is unable to continue to qualify for and maintain the Company’s tax treatment as a RIC.”

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

A Stockholder is free to terminate its participation in the Company’s distribution reinvestment plan at any time by submitting a letter of instruction terminating its account under the Company’s plan to the plan administrator. Such termination shall be effective immediately if the Stockholder’s notice is received by the plan administrator no later than 10 days prior to the record date for an applicable distribution; otherwise, such termination shall be effective only with respect to any subsequent distributions. The plan is terminable by the Company upon notice in writing mailed to each Stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Company.

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

Investment Advisory Agreement

General

Subject to the overall supervision of the Board of Directors, the Advisor manages the day-to-day operations of, and provides investment advisory and management services to, the Company pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Advisor is responsible for the following:

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
•
determining the securities and other assets that the Company purchases, retains or sells; and
•
providing the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment and reinvestment of the Company’s assets.

The Advisor’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

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

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% (1.00% in the event of an Exchange Listing) of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters.

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

Incentive Fee

The Company pays to the Advisor an Incentive Fee that consists of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and equals 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature.

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

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of the Company’s net assets at the beginning of the immediately preceding calendar quarter, is compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.0% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

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

The Capital Gains Incentive Fee is an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10.0% (17.5% in the event of an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company accrues, but does not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

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

The Administrator, on behalf of the Company, engaged U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services as the Sub-Administrator pursuant to a sub-administration agreement (the “Sub-Administration Agreement”). In accordance with the Sub-Administration Agreement, the Sub-Administrator will perform certain administrative and accounting services for the Company, subject to the supervision of the Administrator, including, but not limited to: (a) maintaining books and records related to portfolio transactions, and daily position reporting; (b) assisting in the preparation of documentation for financial reporting by the Company; (c) assisting in the calculation of the net asset value of the Company (in accordance with the valuation policies and procedures of the Company and the Advisor); (d) preparing investor statements; (e) reviewing subscription documents and performing anti-money laundering and know-your-customer requirements before accepting commitments to the Company; and (f) performing other regulatory, administrative and clerical services in connection with the administration of the Company pursuant to the terms of the Sub-Administration Agreement. For purposes of determining net asset value, the Sub-Administrator will follow the valuation policies and procedures of the Company and the Advisor.

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
•
costs associated with compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor may elect to pay certain of the Company’s expenses, including those expenses incurred prior to the first drawdown date or the date on which the Company has drawn amounts on any subscription facility, on the Company’s behalf (“Expense Payments”), provided that no portion of the payment is used to pay any interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Advisor commits to pay must be paid by the Advisor to the Company in any combination of cash or other immediately available funds no later than ninety (90) days after such commitment is made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

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

License Agreement

The Company has entered into a License Agreement (the “License Agreement”) with 5C Investment Partners LP, pursuant to which it has been granted a non-exclusive, royalty-free license to use the name “5C.” Under the License Agreement, the Company has a right to use the 5C name for so long as the Advisor or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “5C” name or logo.

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

The Private Offering

The Company has conducted and from time to time may conduct private offerings of the shares of Common Stock (each, a “Private Offering”), in the United States to “accredited investors” within the meaning of Regulation D under the 1933 Act, and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of a Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Common Stock pursuant to a subscription agreement entered into with the Company (each a “Subscription Agreement” and together, the “Subscription Agreements”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. The Company may, in the Company’s sole discretion, permit one or more investors to make additional Capital Commitments (“Subsequent Commitments”) after the date the first Subscription Agreements are accepted by the Company. New investors that make a Subsequent Commitment, or existing Stockholders that increase their Capital Commitment (each, an “Additional Stockholder”) will be required to make subsequent purchases of Common Stock (each, a “Catch-up Purchase”) on a date (or dates) to be determined by the Company.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, the Company’s investments could consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Company’s assets would be qualifying assets. The Company intends to limit its purchase of investments other than cash, cash equivalents, money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment or similar temporary investments, first-lien senior secured debt, first-lien last out debt and unitranche debt to no more than 40% of its Gross Assets. The Company may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require the Company to limit the amount the Company invests with any one counterparty. Accordingly, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which the Company may enter into repurchase agreement transactions.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees of the Advisor. A copy of our insider trading policy is filed as Exhibit 19.1 to this Report.

Affiliated Transactions

The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company expects to rely on exemptive relief that the Company has been granted by the SEC to allow the Company to co-invest with other funds and accounts managed by the Advisor or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company will be permitted to co-invest with certain of the Company’s affiliates pursuant to the conditions of the exemptive relief, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where an existing or future investment fund or account managed by 5C or any of its affiliates has a pre-existing investment in an issuer in which the Company and such other investment funds or accounts will co-invest, if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board of Directors will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that (1) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Company's Stockholders and do not involve overreaching of the Company or the Company's Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s Stockholders and the Company’s policy as recited in filings made by it with the SEC and its reports to Stockholders, and (3) the Board of Directors records in its minutes and preserves in its records a description of the transaction, its findings, the information or materials upon which those findings were based, and the basis for the findings. The Advisor’s co-investment policy incorporates the conditions of the exemptive relief.

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

The Company also does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of the Company’s total assets in the securities of one investment company, or invest more than 10% of the value of the Company’s total assets in the securities of more than one investment company. With regard to that portion of the Company’s portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject Stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies although the Company does not generally intend to invest in investment companies such that it would incur such additional costs and expenses.

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

Proxy Voting Records

Stockholders may obtain information about how the Advisor voted proxies by making a written request for proxy voting information to: 5C Lending Partners Corp. Attention: 5C Lending Partners Advisor LLC, 330 Madison Avenue, 20th Floor, New York, New York 10017.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company. This discussion does not purport to be a complete description of the tax considerations that may be applicable to the Company or an investment therein. For example, this Annual Report primarily seeks to describe tax considerations applicable to the Company and its operations (and, in particular, tax considerations arising out of or otherwise relevant to the Company’s status as a RIC), and does not generally seek to describe tax consequences that the Company has assumed to be generally known by investors, including with respect to investor-level tax consequences related to the acquisition, holding and/or disposition of the Company’s Common Stock, or tax considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws or other applicable tax laws, including persons who hold the Common Stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, non-U.S. individuals present in the U.S. for 183 days or more, private colleges and university endowments, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons are urged to consult with their tax advisers as to the U.S. federal income tax consequences of an investment in us, which may differ substantially from those described herein. This summary assumes that Stockholders hold the Common Stock as capital assets (within the meaning of the Code).

The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although the Company intends to adopt positions the Company believes are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by the Company and that, if challenged by the IRS, the Company’s tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if the Company invested in tax-exempt securities or certain other investment assets.

Tax matters are complicated and the tax consequences to an investor of an investment in the Company’s will depend on the facts of the investor’s particular situation. Investors are encouraged to consult their tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, including the potential application of U.S. withholding taxes, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify annually as a RIC. As a RIC, the Company generally will not have to pay corporate-level U.S. federal or state income taxes on any ordinary income or capital gains that the Company distributes to the Stockholders as dividends. Additionally, as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In order to maintain and obtain RIC status and tax benefits, the Company must distribute to the Company’s Stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If the Company:

•
qualifies as a RIC; and
•
satisfies the Annual Distribution Requirement,

then the Company will not be subject to U.S. federal or state income tax on the portion of the Company’s income the Company distributes (or is deemed to distribute) to Stockholders though distributions out of the Company’s earnings and profits generally will be taxable to Stockholders, either as ordinary income or capital gains, depending upon the nature of the income giving rise to the distribution. The tax consequences to a Stockholder attributable to the acquisition, ownership and disposition of the Company’s Common Stock are complex and will depend on the facts and circumstances applicable to each Stockholder. The Company will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to the Company’s Stockholders. Additionally, the Company will be subject to U.S. federal income tax at the regular corporate rates on any income earned on certain investments that need to remain in a taxable subsidiary in order to maintain RIC status.

The Company is subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s net ordinary income for each calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). The Company may be liable for the excise tax only on the amount by which the Company does not meet the foregoing distribution requirement. In order to qualify as a RIC for U.S. federal income tax purposes, the Company must, among other things:

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

Most of the Company’s debt investments are expected to be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services), which is often referred to as “junk.” Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Company will seek to address these and other issues to the extent necessary to ensure that the Company distributes sufficient income so that the Company does not become subject to U.S. federal income or excise taxes.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 30% or more. The United States has entered into tax treaties with many foreign countries that may entitle the Company to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of the Company’s assets to be invested within various countries is not now known. The Company does not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its Stockholders.

If the Company purchases shares in a “passive foreign investment company,” or PFIC, the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by it to its Stockholders. Additional charges in the nature of interest may be imposed on the Company in respect of deferred taxes arising from such distributions or gains. If the Company invests in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, the Company will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to the Company. Alternatively, the Company can elect to mark-to-market at the end of each taxable year the Company’s shares in a PFIC; in this case, the Company will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent the Company does not exceed prior increases included in income. Under either election, the Company may be required to recognize in a year income in excess of the Company’s distributions from PFICs and the Company’s proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

If the Company holds more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” the Company may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to the Company’s pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If the Company is treated as receiving a deemed distribution from a CFC, the Company will be required to include such distribution in its investment company taxable income regardless of whether the Company receives any actual distributions from such CFC, and the Company must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of the taxable year, we may still continue to be taxed as a RIC for the relevant taxable year if we are eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

If the Company has previously qualified as a RIC, but was subsequently unable to continue to qualify for treatment as a RIC, and certain relief provisions are not applicable, the Company would be subject to tax on all of the Company’s taxable income (including the Company’s net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to the Company’s Stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of the Company’s previously undistributed earnings attributable to the period the Company failed to qualify as a RIC by the end of the first year that the Company intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years and then seek to requalify as a RIC, the Company may be required to pay corporate-level tax on the unrealized appreciation recognized during the succeeding five-year period unless the Company makes a special election to recognize gain to the extent of any unrealized appreciation in the Company’s assets at the time of requalification.

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
•
The Company borrows money, which may increase the risk of investing in the Company.
•
Provisions in a credit facility or other borrowings may limit discretion in operating the Company’s business.
•
The Company will face competition for investment opportunities.
•
The Company, its executive officers, directors and the Advisor, its affiliates and/or any of their respective principals and employees may be the subject of litigation or similar proceedings.
•
Cybersecurity risks and cyber incidents may adversely affect the Company’s business or the business of the portfolio companies.
•
Compliance with the privacy laws to which the Company is subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action.
•
The Company’s business and operations could be adversely affected by developments in artificial intelligence.
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
•
An investment strategy focused primarily on a limited number of privately held companies subjects the Company to risk of significant loss if there is a downturn in a particular industry or industries.
•
The Company may not have the funds or ability to make additional investments in the Company’s portfolio companies.
•
The prices of the debt instruments and other securities in which the Company invests may decline substantially.
•
The Company may not be able to realize expected returns on the Company’s invested capital.
•
To the extent OID and PIK interest income constitute a portion of the Company’s income, the Company will be exposed to risks associated with the deferred receipt of cash representing such income.
•
The Company is subject to risks relating to portfolio company fraud or misrepresentations.

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
•
Holders of the Company’s Preferred Stock have rights and preferences that could adversely affect Common Stockholders.

Risks Related to Federal Income Tax

•
The Company cannot predict how tax reform legislation will affect the Company, the Company’s investments, or the Company’s Stockholders.
•
The Company will be subject to corporate-level U.S. federal income tax if the Company is unable to continue to qualify for and maintain the Company’s tax treatment as a RIC.
•
The Company may have difficulty paying the Company’s required distributions.
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

The Company has a limited operating history on which a prospective investor can evaluate an investment in the Company’s Common Stock or the Company’s prior performance. Additionally, the Advisor and its affiliates have a limited operating history. As a result, the Company is subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that the Company will not achieve the Company’s investment objective and the value of a Stockholder’s investment could decline substantially or become worthless.

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

In addition, the Company anticipates, based on the amount of proceeds raised in the Company’s closings that it could take some time to invest substantially all of the capital the Company expects to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private upper middle-market companies. In order to comply with the RIC diversification requirements during the startup period, the Company may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which the Company expects will earn yields substantially lower than the interest, dividend or other income that the Company seeks to receive in respect of suitable portfolio investments. Distributions paid during this period may be substantially lower than the distributions the Company expects to pay when the Company’s portfolio is fully invested. If market conditions change, it may take longer for the Company to fully invest its available capital. The Company cannot assure you that it will achieve its targeted investment pace. The Company will pay the Management Fee to the Advisor irrespective of the Company’s performance. If the Management Fee and the Company’s other expenses exceed the return on the temporary investments, the Company’s equity capital will be reduced. If the Company does not produce positive investment returns, expenses and fees will reduce the amount of the original invested capital recovered by the Stockholders to an amount less than the amount invested in the Company by such Stockholders.

The Company generally will not control the business operations of the Company’s portfolio companies.

The Company acquires a significant percentage of the Company’s portfolio company investments from privately held companies in directly negotiated transactions. The Company does not expect to control most of the Company’s portfolio companies, although the Company may have board representation or board observation rights, and the Company’s debt agreements may impose certain restrictive covenants on the Company’s borrowers. As a result, the Company is subject to the risk that a portfolio company in which the Company invests may make business decisions with which the Company disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as a debt investor and could decrease the value of the Company’s portfolio holdings.

Due to the illiquid nature of the Company’s holdings in the Company’s portfolio companies, the Company may not be able to dispose of the Company’s interests in the Company’s portfolio companies.

The illiquidity of the Company’s portfolio company investments may make it difficult or impossible for the Company to sell investments if the need arises. Many of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. The Company typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, maturity, refinancing, or initial public offering. If the Company is required to liquidate all or a portion of the Company’s portfolio quickly, the Company may realize significantly less than the value at which the Company has previously recorded the Company’s investments, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, investments purchased by the Company that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

The Company borrows money, which may magnify the potential for gain or loss and may increase the risk of investing in the Company.

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

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Company’s total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain requirements under the 1940 Act are met). Our initial stockholder and the Board of Directors approved a proposal to reduce the asset coverage ratio to 150%.

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

The Company, and the portfolio companies it may invest in, are exposed to risks associated with high rates of inflation.

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

Because the Company has borrowed and anticipates that it will continue to borrow money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests those funds. While central banks began cutting their policy interest rates in the latter part of 2024, interest rates remain above recent norms. Changing interest rates could also adversely affect the Company’s performance if such increases cause the Company’s borrowing costs to rise at a rate in excess of the rate that the Company’s investments yield. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates and also could increase the Company’s interest expense, thereby decreasing the Company’s net income. Conversely, as interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Advisor to incur significant time and expense to re-deploy the Company’s assets, including on terms that may not be as favorable as the Company’s existing loans.

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

The Company may enter into hedging transactions, which may expose the Company to risks associated with such transactions. The Company may utilize instruments such as forward contracts and currency options to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. The fair value (rather than the notional value) of any derivatives the Company enters into will be included in the Company’s calculation of gross assets for purposes of calculating the Management Fee. Additionally, derivatives will be accounted for as realized or unrealized gains (losses) for accounting purposes and could impact the portion of the Incentive Fee based on realized capital gains. As a result, any derivatives the Company enters into that result in realized gains may increase the amount of the fees you will be required to pay the Company.

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

The success of the Company’s hedging transactions will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose the Company to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board of Directors and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments.

There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company holds and makes. As a result, the Company values these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by the Board of Directors. In accordance with Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Advisor to serve as the Valuation Designee. Subject to the oversight of the Board of Directors, the Advisor values the Company’s investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. In connection with that determination, portfolio company valuations are prepared using different sources, including preliminary valuations obtained from independent valuation firms and/or proprietary models depending on the availability of information and the type of asset being valued, all in accordance with the Advisor’s valuation policy.

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

As a BDC, the Company is required to carry its investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by the Board of Directors. Decreases in the market values or fair values of the Company’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments reduce the Company’s net asset value.

The Company will face competition for investment opportunities, which could delay further investment of the Company’s capital, reduce returns and result in losses.

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

The Company, its executive officers, directors and the Advisor, its affiliates and/or any of their respective principals and employees may be the subject of litigation or similar proceedings.

In the ordinary course of its business, the Company, its executive officers, directors and the Advisor, its affiliates and/or any of their respective principals and employees may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. The Company’s investment activities may include activities that will subject it to the risks of becoming involved in litigation by third parties. Any litigation may consume substantial amounts of the Advisor’s and 5C’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The adoption of new or the enhancement of existing laws and regulations may further increase the risk of litigation. Any such litigation would likely have a negative financial impact on the Company. For instance, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce the Company’s net assets. In addition, the recent change in presidential administrations has resulted in leadership changes at a number of U.S. federal regulatory agencies with oversight over the Company’s industry. Any changes or reforms may impose additional costs or result in other limitations on the Company.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. The Company cannot fully determine the impact of such evolving technology at this time.

Cybersecurity risks and cyber incidents may adversely affect the Company’s business or the business of the Company’s portfolio companies by causing a disruption to the Company’s operations or the operations of the Company’s portfolio companies, a compromise or corruption of the Company’s confidential information or the confidential information of the Company’s portfolio companies and/or damage to the Company’s business relationships or the business relationships of the Company’s portfolio companies, all of which could negatively impact the business, financial condition and operating results of the Company or the Company’s portfolio companies. In addition, critical infrastructure, including projects and companies in which the Company invests, may attract particular interest from cyber criminals and therefore be the subject of infiltration and attack.

The Company depends heavily upon computer systems to perform necessary business functions. Despite the Company’s implementation of a variety of security measures, the Company’s computer systems, networks, and data, like those of other companies, could be subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of the Company or the Company’s portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins, or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of the Company’s disaster recovery systems, or employee error. These events could involve gaining unauthorized access to the Company’s information systems or those of the Company’s portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As the Company’s and the Company’s portfolio companies’ reliance on technology has increased, so have the risks posed to the Company’s information systems, both internal and those provided by third-party service providers, and the information systems of the Company’s portfolio companies. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including the Company’s proprietary business information and intellectual property, personal information of the Advisor’s employees, its Administrator’s employees, their affiliates’ employees, the Company’s investors and others, and other sensitive information that the Company may collect, processes and store. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which the Company must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase the Company’s cybersecurity risks as such attacks are becoming more sophisticated and difficult to detect. The Company has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, enhanced by artificial technologies, do not guarantee that a cyber-incident will not occur and/or that the Company’s financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which the Company does business may also be sources of cybersecurity or other technological risk. The Company may outsource certain functions and these relationships allow for the storage and processing of the Company’s information, as well as client, counterparty, employee, and borrower information. While the Company engages in actions to reduce the Company’s exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the Company’s data, resulting in increased costs and other consequences as described above. For that reason, the Company cannot guarantee that third parties and infrastructure in the Company’s partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to the Company’s information technology systems or the third-party information technology systems that support its services. The Company’s ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by the Company’s third-party providers.

In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. In February 2022, the SEC proposed, and subsequently delayed the adoption of, new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. With the SEC particularly focused on cybersecurity, the Company expects increased scrutiny of the Company’s policies and systems designed to manage cybersecurity risks and related disclosures. The Company also may face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management, a portion of which may be allocated to the Company. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

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

The Company and the Company’s portfolio companies, as well as the Advisor and 5C, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which the Company/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (the “EU”) (and its member states), and the United Kingdom (the “UK”) (regardless of where the Advisor, 5C, the Company and the Company’s portfolio companies, and their/the Company’s affiliates have establishments) from time to time, including, the General Data Protection Regulation, U.K. Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) and the New York SHIELD Act (collectively, the “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted.

Compliance with the applicable Privacy Laws may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the Advisor, 5C, the Company and the Company’s portfolio companies, and/or each of their affiliates, which may increase over time (in particular in relation to any transfers of relevant personal data to third parties located in certain jurisdictions). Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with the Company, the Advisor’s contractual or other legal obligations regarding such data or intellectual property or a violation of the Company’s privacy and controls security policies with respect to such data could result in significant investigation, including testing the implementation remediation and other costs, fines, penalties, litigation or regulatory actions against the Company and significant reputational harm, any of these procedures which could harm the Company’s business and controls results of operations.

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

Other states in the United States, have either passed, proposed or are considering similar law and regulations to the GDPR and the CCPA (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, and the Virginia Consumer Data Protection Act passed March 2, 2021, the Colorado Privacy Act passed on July 8, 2021, the Utah Consumer Privacy Act passed on March 24, 2022, and the Connecticut Data Privacy Act passed on May 10, 2022, all of which became effective in 2023), which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability on regulated entities.

The Company’s business and operations could be adversely affected by developments in artificial intelligence.

The Company may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into the Company’s business and operations, and anticipates that usage and adoption of AI in the marketplace will continue to grow. Notwithstanding any preventative policies that aim to restrict or govern the use of AI, it is possible that AI may be used in contravention of such policies or otherwise misused, and the data and/or outputs of AI could be inaccurate or otherwise flawed or inadequate. It is also possible that use of AI could result in the input of confidential information, and such information subsequently being exposed to other parties, and may be more susceptible to and increase the likelihood of cybersecurity incidents and threats. Such occurrences and events may affect use and reliance on AI, including by organizations connected to the Company and its affiliates, and adversely affect the Company. Any such developments could impede business activities, strategies, or industries that relied on products or services that AI has caused to be noncompetitive or obsolete, including those of organizations connected to the Company and the Company’s affiliates.

Portfolio companies of the Company may operate in industries or rely on products, services, or business models that are materially affected by developments in AI. Rapid AI‑driven changes may render certain portfolio company products or services less competitive or obsolete. If a portfolio company is unable to adapt to such developments or competes against businesses that more effectively leverage AI, it may be adversely affected which could in turn negatively impact the value of the Company’s investments and investment performance.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI, increase the Company’s compliance costs and the risk of non-compliance, and restrict or impede the Company’s ability to develop, adopt and deploy AI efficiently and effectively.

AI and its current and potential future applications, as well as the legal and regulatory frameworks in which they operate, continue to develop, and it is not possible to predict the full extent of current or future risks related thereto or the impact or risk of such evolving technology on the Company’s business at this time.

The Board of Directors may change the Company’s operating policies and strategies without prior notice or Stockholder approval, the effects of which may be adverse to the Company’s Stockholders.

The Board of Directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without Stockholder approval. However, absent Stockholder approval, the Company may not change the nature of the Company’s business so as to cease to be, or withdraw the Company’s election as, a BDC. The Company cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on the Company’s business, net asset value, operating results and the value of the Company’s securities. However, the effects might be adverse, which could negatively impact the Company’s ability to pay you distributions and cause you to lose all or part of your investment. Moreover, the Company will have significant flexibility in investing the net proceeds of the Company’s Private Offerings and may use the net proceeds from the Company’s Private Offerings in ways with which the Company’s investors may not agree.

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

The Company is substantially dependent on the Company’s informal relationships, which the Company uses to help identify and gain access to investment opportunities. If the Company fails to maintain these relationships with key firms, or if the Company fails to establish strong referral relationships with other firms or other sources of investment opportunities, the Company may not be able to grow its portfolio of investments and achieve its investment objective. In addition, persons with whom the Company has informal relationships are not obligated to inform the Company of investment opportunities, and therefore such relationships may not lead to the origination of debt or other investments. Any loss or diminishment of such relationships could effectively reduce the Company’s ability to identify attractive portfolio companies that meet the Company’s investment criteria, either for direct debt investments or secondary transactions.

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

The Board of Directors may be able to undertake to approve mergers between the Company and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require stockholder approval so investors will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the then current NAV per share of the Company. These mergers may involve funds managed by affiliates of the Advisor.

Uncertainty about U.S. federal initiatives could negatively impact the Company's business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal, state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The change in U.S. presidential administrations has led to changes to U.S. policy that may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to the Company’s business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact the Company’s business and the business of the Company’s competitors over the long term, the Company will not know the impact of them.

Risks Related to the Advisor and its Affiliates

The Company’s ability to achieve the Company’s investment objective depends on the Advisor’s ability to manage and support the Company’s investment process.

The Company does not have any employees. Additionally, the Company has no internal management capacity other than the Company’s appointed executive officers and is dependent upon the investment expertise, skill and network of business contacts of the Advisor and 5C to achieve the Company’s investment objective. The Advisor evaluates, negotiates, structures, executes, monitors and services the Company’s investments. The Company’s success depends to a significant extent on the continued service and coordination of the Advisor, including its key professionals. See “Risk Factors—The Advisor relies on key personnel, the loss of any of whom could impair its ability to successfully manage the Company.” The Advisor will also depend upon investment professionals to obtain access to deal flow generated by 5C.

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

In addition, the Advisor depends on its relationships with corporations, financial institutions and investment firms, and the Company relies to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the Advisor fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, the Company may not be able to grow the Company’s investment portfolio. In addition, individuals with whom the Advisor has relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

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

The Advisor has entered into the Resource Sharing Agreement with 5C Investment Partners Advisor, pursuant to which 5C Investment Partners Advisor provides the Advisor with experienced investment professionals and access to the resources of 5C Investment Partners Advisor so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement, there can be no assurance that 5C Investment Partners Advisor will perform its obligations under the Resource Sharing Agreement. In addition, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

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

The Advisor and its affiliates may, from time to time, manage assets for funds and accounts other than the Company. While the Advisor and its affiliates will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by the Advisor and its affiliates in managing its other funds and accounts could conflict with the transactions and strategies employed by the Advisor in managing the Company and may affect the prices and availability of investments. The Advisor and its affiliates may, from time to time, give advice and make investment recommendations to other affiliate-managed investment vehicles that differ from advice given to, or investment recommendations made to, the Company, even though their investment objective may be the same or similar to the Company’s. In order to accommodate certain investors that are subject to insurance company regulations, 5C may structure and offer interests or securities in one or more investment vehicles or special purpose entities, including as feeder funds into other 5C Accounts, including the Company (such vehicles referred to as “Specified Funds”). Variance in the terms and portfolio strategies among Specified Funds and other 5C Accounts may present conflicts of interest for the Advisor. For example, the Advisor may be incentivized to make decisions with respect to actual or proposed investments for the benefit of a Specified Fund or the equity or debt investors therein, which decisions may not be aligned with other 5C Accounts. Other affiliate-managed investment vehicles, whether now existing or created in the future, could also compete with the Company for the purchase and sale of investments.

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

The Company’s Advisor and its affiliates devote such time as they deem necessary to conduct the Company’s business affairs in an appropriate manner. However, the Advisor’s personnel, as well as the personnel of 5C, will work on matters related to other funds and accounts. Employees of affiliates of the Advisor may also serve as directors, or otherwise be associated with, companies that are competitors of businesses in which the Company has made investments. These businesses may also be counterparties or participants in agreements, transactions, or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Advisor or its affiliates.

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

The Company is obligated to pay the Advisor an Incentive Fee even if the Company incurs a net loss due to a decline in the value of the Company’s portfolio and even if the Company’s earned interest income is not payable in cash.

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

Any Incentive Fee payable by the Company that relates to Pre-Incentive Fee Net Investment Income may be computed and paid on PIK income. PIK income is included in the Pre-Incentive Fee Net Investment Income used to calculate the incentive fee to the Advisor even though the Company does not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Advisor is not obligated to reimburse the Company for any part of the Incentive Fee it received that was based on accrued interest income that the Company never received as a result of a subsequent default.

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

The Company and certain of the Company’s affiliates have received exemptive relief from the SEC that the Company intends to rely on to permit the Company to co-invest with other funds and accounts managed by the Advisor or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally expects to be permitted to co-invest with certain of the Company’s affiliates pursuant to the conditions of the exemptive relief, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where an existing or future investment fund or account managed by 5C or any of its affiliates have a pre-existing investment in an issuer in which the Company and such other investment funds or accounts will co-invest, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Board of Directors will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that (1) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Company’s Stockholders and do not involve overreaching of the Company or the Company’s Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s Stockholders and the Company’s policy as recited in filings made by the Company with the SEC and its reports to Stockholders, and (3) the Board of Directors records in its minutes and preserves in its records a description of the transaction, its findings, the information or materials upon which those findings were based, and the basis for the findings.

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

The Company’s Administrator has the right under the Administration Agreement to enter into one or more sub-administration agreements with Sub-Administrators pursuant to which the Administrator may obtain the services of the Sub-Administrator(s) to assist the Administrator in fulfilling its responsibilities under the Administration Agreement. If any such Sub-Administrator resigns, it may be difficult to find a new Sub-Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, the Company’s business, results of operations and financial condition are likely to be adversely affected and the value of the Company’s Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into the Company’s business and lack of familiarity with the Company’s investment objective may result in additional costs and time delays that may materially adversely affect the Company’s business, results of operations and financial condition.

Risks Related to Business Development Companies

Changes in laws or regulations governing the Company’s operations may adversely affect the Company’s business or cause the Company to alter the Company’s business strategy.

The Company and the Company’s portfolio companies are, and will be, subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing the Company’s permitted investments may require a change to the Company’s investment strategy. Such changes could differ materially from the Company’s strategies and plans as set forth in this Report and may shift the Company’s investment focus from the areas of expertise of the Advisor. Thus, any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of your investment in the Company.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisors. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as the Company. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. The Company cannot predict what, if any, effects this may have on the Company’s business or the nature of future regulations.

Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to the Company’s business, financial condition and results of operations.

The Company is subject to limited restrictions with respect to the proportion of the Company’s assets that may be invested in a single issuer.

The Company is operating as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of the Company’s assets that the Company may invest in a single issuer. Beyond the asset diversification requirements associated with the Company’s qualification as a RIC for U.S. federal income tax purposes, the Company does not have fixed guidelines for diversification. While the Company is not targeting any specific industries, the Company’s investments may be focused on relatively few industries. To the extent that the Company holds large positions in a small number of issuers, or within a particular industry, the Company’s net asset value may be subject to greater fluctuation. The Company may also be more susceptible to any single economic or regulatory occurrence or a downturn in a particular industry.

The requirement that the Company invest a sufficient portion of the Company’s assets in qualifying assets could preclude the Company from investing in accordance with the Company’s current business strategy; conversely, the failure to invest a sufficient portion of the Company’s assets in qualifying assets could result in the Company’s failure to maintain the Company’s status as a BDC.

As a BDC, the 1940 Act prohibits the Company from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, the Company is required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, the Company may be precluded from investing in what the Company believes are attractive investments if such investments are not qualifying assets, or if necessary to maintain our status as a RIC. Conversely, if the Company fails to invest a sufficient portion of the Company’s assets in qualifying assets, the Company could lose the Company’s status as a BDC, which would have a material adverse effect on the Company’s business, financial condition and results of operations. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of the Company’s position, or could require the Company to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the then-current value of such investments.

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

The Company is subject to corporate-level income tax if the Company is unable to satisfy RIC distribution requirements.

The Annual Distribution Requirement is satisfied if the Company distributes dividends to the Company’s Stockholders each taxable year of an amount generally at least equal to 90% of the Company’s investment company taxable income, determined without regard to the deduction for any dividends paid. The Company is subject to tax on any retained investment company taxable income and/or net capital gains. The Company must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. The Company is subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to restrictions from making distributions necessary to satisfy the distribution requirements. If the Company is unable to obtain cash from other sources, the Company could fail to qualify for RIC tax treatment, or could be required to retain a portion of the Company’s income or gains, and thus become subject to corporate-level income tax.

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

In addition, the Company anticipates that as market conditions permit, the Company may securitize the Company’s loans to generate cash for funding new investments. To securitize loans, the Company may create a subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. The Company would retain all or a portion of the equity in the securitized pool of loans. The Company’s retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. The term “subsidiary” includes entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. Further, the Company treats a subsidiary’s assets as assets of the Company for purposes of determining compliance with various provisions of the 1940 Act applicable to the Company, including those relating to investment policies (Section 8), capital structure and leverage (Sections 18 and 61) and affiliated transactions and custody (Sections 17 and 57). The Company would generally expect to consolidate any such subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. In addition, the Board of Directors will comply with the provisions of Section 15 of the 1940 Act with respect to a subsidiary’s investment advisory contract, if applicable.

Under the 1940 Act, the Company is generally prohibited from issuing or selling the Company’s shares at a price per share, after deducting selling commissions and dealer manager fees, that is below the Company’s net asset value per share, which may be a disadvantage as compared with other public companies. The Company may, however, sell the Company’s shares, or warrants, options or rights to acquire the Company’s Common Stock, at a price below the current net asset value per share if the Board of Directors, including the Company’s Independent Directors, determine that such sale is in the Company’s best interests and the best interests of the Company’s Stockholders, and the Company’s Stockholders, as well as those Stockholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities.

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

Co-Investments. The Company may make (or commit to make) an investment in a portfolio company with a view to selling a portion of the investment to third-party investors prior to or following the consummation of the investment. In such event, the Company will bear the risk that any or all of the excess portion of such investment may not be sold or may only be sold on unattractive terms, including for example the risk that a portion of the investment will be syndicated at reduced cost, at cost, or at a lower amount at a time when the Advisor believes the value of such investment has appreciated or should be higher than that paid (or willing to be paid) by the acquiring party. As a consequence of a failed syndication process or a syndication on unattractive terms, the Company would be required to (i) bear the entire portion of any break-up or other fees, costs and expenses related to such investment (including the proportionate share of such amounts that were expected to have been borne by the acquiring party), (ii) hold a larger-than-expected investment in such portfolio company, (iii) receive less-than-fair-market value for the syndicated portion of the investment and/or (iv) be diluted or realize lower than expected returns from such investment.

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

Drawdowns that will reduce the unfunded Capital Commitments of Stockholders and the net proceeds from the Company’s investments and the Private Offering will be used for the Company’s investment opportunities, and, if necessary, the payment of operating expenses (which include, without limitation, compliance or regulatory filings or reports (including, without limitation, any filings or reports contemplated by the UK Alternative Investment Fund Managers Regulations 2013/1773, and retained and amended from time to time (the “AIFMD”), Swiss Qualified Investors as defined under the Swiss Collective Investment Schemes Act dated June 23, 2006 (as amended), including any law, rule or regulation relating to the implementation thereof (the “CISA”), the Swiss Financial Services Act 2018 (as amended), including any law, rule or regulation relating to the implementation thereof (the “FinSA”), the EU Sustainable Finance Disclosure Regulation (EU) 2019/2088 (“SFDR”), the EU Taxonomy Regulation (EU) 2020/852 (as required) or any law, rule or regulation relating to the implementation thereof, or any other similar law, rule or regulation in any relevant jurisdiction (other than those classified as organizational expenses) and the appointments or changes of any depositary appointed pursuant to the AIFMD and other administrative or similar services (including, without limitation, the appointments or changes of a Swiss representative and paying agent pursuant to the CISA and the FinSA)) and the payment of various fees and expenses such as Management Fee, Incentive Fee, other expenses and distributions. Any working capital reserves the Company maintains may not be sufficient for investment purposes, and the Company may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, the Company is required to distribute at least 90% of the Company’s net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Company’s Stockholders. Accordingly, in the event that the Company needs additional capital in the future for investments or for any other reason the Company may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to the Company due to unfavorable economic conditions, which could increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. Consequently, if the Company cannot obtain further debt or equity financing on acceptable terms, the Company’s ability to acquire additional investments and to expand the Company’s operations will be adversely affected. As a result, the Company would be less able to diversify the Company’s portfolio and achieve the Company’s investment objective, which may negatively impact the Company’s results of operations and reduce the Company’s ability to make distributions to the Company’s Stockholders.

The effect of global climate change may impact the operations of the Company’s portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of the Company’s portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of the Company’s portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Additionally, various regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities, as well as private actors, which seek to reduce greenhouse gas emissions may expose businesses to so-called “transition risks” in addition to physical risks (changes in weather and climate patterns), including: (i) political and policy risks; (ii) regulatory and litigation risks; (iii) technology and market risks and (iv) reputational risks. These may include, for example, changing legal requirements that could result in increased tax and compliance costs, changes in business operations, the discontinuance of certain operations, or risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions.

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

Although most of the Company’s investments are, and are expected to be denominated in U.S. dollars, the Company’s investments that are denominated in other currencies will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Company may employ hedging techniques to minimize these risks, but the Company cannot assure you that such strategies will be effective or without risk to the Company.

In addition, interest income derived from loans to foreign companies is not eligible to be distributed to the Company’s non-U.S. Stockholders free from withholding taxes.

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

Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). In accordance with Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a “limited derivatives user” are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. The Company intends to operate and qualify as a “limited derivatives user” and has adopted compliance policies to monitor the Company’s derivatives exposure in accordance with Rule 18f-4.

The Company may enter into long and short positions in all types of swaps, including rate of return swaps, credit default swaps and interest rate swaps. OTC credit default swaps are bilateral agreements between two parties that transfer a defined credit risk from one party to another.

Derivatives transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular derivative transaction necessarily depend upon the terms of the transaction and the Company’s circumstances. In general, however, all derivative transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swap transactions in particular may increase liquidity risk. Highly leveraged transactions generally experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction generally is modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for the Company to modify, terminate or offset the Company’s obligations under a swap or the Company’s exposure to the risks associated with a swap prior to its scheduled termination date.

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

As part of the Company’s lending activities, the Company may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that the Company funds, the Company may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by the Company to the borrower. In addition, to the extent the Company invests in “covenant-lite” loans, the Company may have fewer rights against a borrower. See “—Risks Related to the Company’s Investments—The Company’s investments in portfolio companies may be risky, and the Company could lose all or part of the Company’s investments.”

An investment strategy focused primarily on a limited number of privately held companies presents certain challenges, including the lack of available information about these companies and subjects the Company to risk of significant loss if there is a downturn in a particular industry or industries.

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

Beyond the asset diversification requirements associated with the Company’s qualification as a RIC for U.S. federal income tax purposes, the Company does not have fixed guidelines for diversification. While the Company is not targeting any specific industries, the Company’s investments may at times, be concentrated, including, for example during ramp-up or harvest periods in which the number of portfolio companies in which the Company has invested is limited. As a result, the aggregate returns the Company realizes may be significantly adversely affected if a small number of investments perform poorly or if the Company needs to write down the value of any one investment. Additionally, a downturn in any particular industry in which the Company has material investments could significantly affect the Company’s aggregate returns. For example, as of December 31, 2025, the Company’s investments in companies operating in the software industry accounted for 29.9% of its total investments, based on fair value.

Certain investment analyses and decisions by the Advisor may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Advisor may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While the Company generally does not seek to make investments until the Advisor has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisor may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and the Company may incur liability as a result of such consultants’ actions, many of whom the Company will have limited recourse against in the event of any such inaccuracies.

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

Although the Company’s investments are not rated by rating agencies, the Company expects that some investments will be rated instruments. Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While the Company may give some consideration to ratings, ratings may not be indicative of the actual credit risk of the Company’s investments in rated instruments.

The Company may be found liable for unfunded pension liabilities of its portfolio companies in certain circumstances.

In at least one federal circuit court of appeals, a court found that, in certain circumstances, an investment company could be treated as a “trade or business” for purposes of determining pension liability under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Therefore, where an investment company owns 80% or more (or, possibly, under certain circumstances, less than 80%) of a portfolio company, such company (and any other 80%-owned portfolio companies of such investment company) might be found liable for certain pension liabilities of such a portfolio company to the extent the portfolio company is unable to satisfy such liabilities. The Company may, from time to time, own an 80% or greater interest in a portfolio company that has unfunded pension fund liabilities. If the Company (or other 80%-owned portfolio companies of the Company) were deemed to be liable for such pension liabilities, this could have a material adverse effect on the operations of the Company and the companies in which the Company invests. This discussion is based on current court decisions, statutes and regulations regarding control group liability under ERISA as in effect as of the date of this Report, which may change in the future as the case law and guidance develops.

To the extent OID and PIK interest income constitute a portion of the Company’s income, the Company will be exposed to risks associated with the deferred receipt of cash corresponding to such income.

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

The Company is subject to risks relating to portfolio company fraud or misrepresentations.

Of paramount concern in originating loans is the possibility of fraud, including the material misrepresentation or omission on the part of portfolio companies, their affiliates or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying a loan or may adversely affect the ability of the Company or its affiliates to perfect or effectuate a lien on the collateral securing a loan. The Company or its affiliates will rely upon the accuracy and completeness of representations made by portfolio companies, their affiliates or guarantors to the extent reasonable but cannot guarantee such accuracy or completeness.

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

Securitisation Regulations.

To the extent the Company is actively marketed to investors domiciled or having their registered office in the European Economic Area (“EEA”) or the UK, the EU Securitisation Regulation, including as implemented and retained by the UK following its departure from the EU and amended from time to time, may prohibit the Company from acquiring securitization positions which do not comply with the EU’s risk retention criteria, where the securities / instruments of such securitizations were issued on or after 1 January 2019. The EU’s or UK’s risk retention criteria for securitizations may not be aligned with the criteria for securitizations under the laws of other jurisdictions, where such laws exist, including under U.S. law. This could result in the Company being prohibited from acquiring positions in certain securitizations or similar structures, whether originated in the EU or UK or otherwise, notwithstanding that such transactions would otherwise be permitted in accordance with the Company’s investment strategy / restrictions.

Risks Related to the Private Placement of Common Stock

Stockholders are obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.

Stockholders are obligated to fund drawdowns to purchase shares of Common Stock based on their Capital Commitment. To satisfy such obligations, Stockholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a Stockholder to timely fund its Capital Commitment may result in some of its shares of Common Stock being forfeited or subject the Stockholder to other remedies available to the Company, as set forth in further detail in the form of Subscription Agreement attached as an exhibit to this Report. Failure of a Stockholder to contribute their Capital Commitments could also cause the Company to be unable to realize the Company’s investment objective. A default by a substantial number of Stockholders or by one or more Stockholders who have made substantial Capital Commitments would limit the Company’s opportunities for investment or diversification and would likely reduce the Company’s returns.

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

Because the Common Stock is registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Common Stock has to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Stockholders who choose to reinvest their distributions may see their percentage stake increased to more than 5%, thus triggering this filing requirement. Each Stockholder is responsible for determining their filing obligations and preparing the filings. In addition, Stockholders who hold more than 10% of a class of the Company’s equity securities may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company’s profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.

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

To the extent the Company is actively marketed to investors domiciled, residing or having their registered office in the EEA or the UK: (i) the Company and the Advisor will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in the Company incurring additional costs and expenses; (ii) the Company and the Advisor may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in the Company incurring additional costs and expenses or may otherwise affect the management and operation of the Company; (iii) the Advisor will be required to make detailed information relating to the Company and its investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of the Company in relation to EEA or UK portfolio companies, including, in some circumstances, the Company’s ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect operations of the Company generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for the Company to raise its targeted amount of Capital Commitments.

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

The Company’s shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. The Company’s Common Stock is not registered under the 1933 Act, or any state securities law and is restricted as to transfer by law. Pursuant to the terms of the Subscription Agreement, Stockholders generally may not sell, assign or transfer their shares without prior written consent of the Advisor, which the Advisor may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Stockholders are not entitled to redeem their shares of the Company’s Common Stock. Stockholders must be prepared to bear the economic risk of an investment in the Company for an indefinite period of time.

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

If the Company does undertake an Exchange Listing, the Company cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that the Company’s net asset value per share of Common Stock may decline. The Company cannot predict whether the Company’s Common Stock, if listed on a national securities exchange, will trade at, above or below net asset value. Each Stockholder acknowledges and agrees in the Subscription Agreement that, following an Exchange Listing, if any, the Stockholder shall be restricted from selling or disposing its shares of the Company by applicable securities laws or contractually by a lock-up agreement with the underwriters of any Exchange Listing, or similar institutions, acting on the Company’s behalf, in connection with an Exchange Listing.

A Stockholder’s interest in the Company will be diluted if the Company issues additional shares, which could reduce the overall value of an investment in the Company.

The Company’s Stockholders have no preemptive rights to purchase any shares the Company issues in the future. The Charter authorizes the Company to issue up to 5,000,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, par value $0.001 per share. Pursuant to the Charter, a majority of the Company’s entire Board of Directors may amend the Charter to increase or decrease the number of shares of Common Stock the Company may issue without Stockholder approval. The Board of Directors may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent the Company issues additional shares of Common Stock at or below net asset value, your percentage ownership interest in the Company may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Company’s investments, you may also experience dilution in the book value and fair value of your shares.

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

The Charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire the Company. The Board of Directors is divided into three classes of directors with each class holding office for a term expiring at the annual meeting of Stockholders held in the third year following the year of their election and until their successors are duly elected and qualify, which could prevent Stockholders from removing a majority of directors in any given election. The Board of Directors may, without Stockholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and the Board of Directors may, without Stockholder action, amend the Charter to increase or decrease the number of shares of the Company’s Common Stock, of any class or series, that the Company will have authority to issue. The Board of Directors also has the exclusive power to alter, amend or repeal the Company’s Bylaws. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of the Company’s Common Stock the opportunity to realize a premium over the value of shares of the Company’s Common Stock.

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

The ability of the Company’s Stockholders to liquidate their investments is limited. If the Company were to conduct an Exchange Listing in the future, a large volume of sales of the Company’s Common Stock could decrease the prevailing market prices of the Company’s Common Stock and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. The ability of the Company’s Stockholders to liquidate their investments would be limited during any lock-up period; however, the mere perception of the possibility of these sales could depress the market price of the Company’s Common Stock and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the Company’s Common Stock price due to actual or anticipated sales of Common Stock from this market overhang could cause some institutions or individuals to engage in short sales of the Company’s Common Stock, which may itself cause the price of the Company’s stock to decline.

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

The Company’s shares of Preferred Stock rank senior to all classes or series of shares of Common Stock and will rank on parity with any other class or series of preferred stock created in the future, with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company. As required by the 1940 Act, the holders of Preferred Stock are entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, holders of Preferred Stock could veto any such changes. Restrictions imposed on the declarations and payment of distributions or dividends, as applicable, to the holders of the Company’s Common Stock and Preferred Stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Company’s ability to maintain the Company’s tax treatment as a RIC for U.S. federal income tax purposes. Shares of our Preferred Stock carry a dividend rate of 12.0% per annum of the liquidation preference ($3,000.00 per share), and therefore, the Company’s ability to pay dividends on shares of Common Stock may be impaired by the Company’s obligations to the holders of the preferred stock.

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

The Company’s Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, other than any action arising under federal securities laws, the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), (b) any derivative action or proceeding brought on the Company’s behalf, (c) any action asserting a claim of breach of any duty owed by any of the Company’s directors, officers or agents to the Company or to the Stockholders, (d) any action asserting a claim against the Company or any of the Company’s directors, officers or agents arising pursuant to any provision of the MGCL, the Charter or the Bylaws, or (e) any other action asserting a claim against the Company or any of the Company’s directors, officers or agents that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. None of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless the Company consents in writing to such court. This exclusive forum provision, which does not apply to claims arising under the federal securities laws, may limit a Stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with the Company and the Company’s directors and officers or may cause a Stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the Stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, the Company may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company will be subject to corporate-level U.S. federal income tax if the Company is unable to continue to qualify for and maintain the Company’s tax treatment as a RIC under Subchapter M of the Code or if the Company makes investments through taxable subsidiaries.

Qualification and taxation as a RIC depends upon the Company’s ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. No assurance can be given that the Company will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level U.S. federal income tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable. As of the date hereof, to continue to qualify for and maintain RIC tax treatment under the Code, the Company must satisfy the Annual Distribution Requirement, the 90% Income Test and the Diversification Tests described below. See “Certain U.S. Federal Income Tax Considerations.”

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

The 90% Income Test will be satisfied if the Company obtains at least 90% of the Company’s annual income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or securities, net income derived from an interest in a “qualified publicly traded partnership,” or other income derived from the business of investing in stock or securities.

The Diversification Tests will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of the Company’s taxable year. Specifically, at least 50% of the value of the Company’s assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of the Company’s assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of the Company’s assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in the Company’s having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of the Company’s investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If the Company fails to continue to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce the Company’s net assets, the amount of income available for distribution, and the amount of the Company’s distributions, if any. Such a failure would likely have a material adverse effect on the Company and the Company’s Stockholders.

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

For U.S. federal income tax purposes, the Company may be required to recognize taxable income in circumstances in which the Company does not receive a corresponding payment in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having OID (such as debt instruments or preferred equity with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), the Company must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that the Company has not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, the Company may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require the Company to recognize income where the Company does not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for U.S. federal income tax purposes. This can result in increased taxable income whereby the Company may not have sufficient cash to pay distributions or the Company may opt to retain such taxable income and pay a 4% excise tax. In such cases the Company could still rely upon the “spillback provisions” to maintain RIC tax treatment.

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

The tax treatment of a non-U.S. Stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. Stockholder’s jurisdiction of tax residence, (ii) how the Company, its investments and/or any other investment vehicles through which the Company directly or indirectly invests are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in the Company could result in such non-U.S. Stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in the Company, its investments and/or any other investment vehicles through which the Company directly or indirectly invests and/or of distributions from such entities and any uncertainties arising in that respect (such entities not being established under the laws of the relevant jurisdiction); (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. Stockholder, and possibly in excess of the Company’s actual economic income; (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. Stockholder may also be subject to restrictions on the use of its share of the Company’s deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in the Company, as well as any other jurisdiction in which such prospective investor is subject to taxation.

Non-U.S. Stockholders may be subject to withholding of U.S. federal income tax on dividends the Company pays.

Distributions of the Company’s “investment company taxable income” to a non-U.S. Stockholder that are not effectively connected with the non-U.S. Stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax, currently at a 30% rate (or lower rate provided by an applicable income tax treaty), to the extent paid out of the Company’s current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of the Company’s (i) “qualified net interest income” (generally, the Company’s U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the Company or the non-U.S. Stockholder are at least a 10% equity holder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the Company’s net short-term capital gain over its net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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

The Company is subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. The 1934 Act requires that the Company files annual, quarterly and current reports with respect to the Company’s business and financial condition. The Sarbanes-Oxley Act requires that the Company maintains effective disclosure controls and procedures and internal controls over financial reporting. The Company’s management is required to report on its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The Company is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in the Company’s internal control over financial reporting.

In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company also expects to incur significant additional annual expenses related to these steps, and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to the Company’s Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. In addition, the Company may be unable to ensure that the process is effective or that the Company’s internal controls over financial reporting are or will be effective in a timely manner. In the event that the Company is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Company may be adversely affected.

The systems and resources necessary to comply with applicable reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act. As long as the Company remains an emerging growth company and thereafter does not qualify as an accelerated filer or large accelerated filer, the Company intends to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. See “—General Risks—The Company is an “emerging growth company” under the JOBS Act, and the Company cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s Common Stock less attractive to investors.”

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

As a reporting company under the 1934 Act, the Company is subject to regulations not applicable to other private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect the Company.

As a reporting company under the 1934 Act, the Company is subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. The Company’s management will be required to report on the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act after the Company has been subject to the reporting requirements of the 1934 Act for a specified period of time. The Company will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in the Company’s internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact the Company’s financial performance and the Company’s ability to make distributions. This process also will result in a diversion of our management’s time and attention. The Company cannot be certain of how long our evaluation, testing and remediation actions will take to complete or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that the Company’s internal controls over financial reporting will be effective in a timely manner. In the event that the Company is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Company may be adversely affected.

The Company’s independent registered public accounting firm is not required to formally attest to the effectiveness of the Company’s internal control over financial reporting until there is a public market for the Company’s Common Stock.

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

The Company cannot predict if investors will find the Company’s Common Stock less attractive because the Company relies on some or all of these exemptions. Investors may be unable to compare the Company’s business with other companies in the Company’s industry if they believe that the Company’s financial accounting is not as transparent as other companies in the Company’s industry. If the Company is unable to raise additional capital as and when the Company needs it, the Company’s financial condition and results of operations may be materially and adversely affected.

Global economic, political and market conditions may adversely affect the Company’s business, financial condition and results of operations, including the Company’s revenue growth and profitability.

Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, shifts in global trade, immigration, regulatory and other policies, terrorism, conflicts, including the Russia/Ukraine and Israel/Palestine conflicts, the ongoing conflicts in the Middle East, sanctions imposed by the U.S. and other countries in connection with the hostilities between Russia and Ukraine and tensions between China and Taiwan, the recent U.S. military action in Venezuela and Iran, and general social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, may worsen and could spread, causing the debt and equity capital markets and the Company’s business to be adversely affected both within and outside of regions experiencing ongoing conflicts because of interrelationships within the global financial markets. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); concerns over actual and potential tariffs and sanctions, further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, potential for economic recession, interest rate volatility, and fluctuations in oil and gas prices resulting from global production and demand levels, which can last many years and have substantial negative effects on credit and securities markets, increase market volatility, increase geopolitical tensions as well as create negative effects on the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs and the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which the Company competes for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of the Company’s portfolio companies. This could in turn materially reduce the Company’s net asset value and dividends and adversely affect the Company’s financial prospects and condition.

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

In addition, current market conditions may make it difficult to extend or obtain indebtedness on favorable terms and any failure to do so could have a material adverse effect on the Company’s business. The debt capital that will be available to the Company in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what the Company would otherwise expect, including being at a higher cost in rising interest rate environments. If the Company is unable to raise debt, then the Company’s equity investors may not benefit from the potential for increased returns on equity resulting from leverage and the Company may be limited in the Company’s ability to make or fund commitments to the Company’s portfolio companies and, in turn, could have a material adverse impact on the Company’s business, operating results and financial condition.

Changes to United States tariff and import/export regulations may have a negative effect on the Company’s portfolio companies and, in turn, harm the Company.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the current presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict the Company’s portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact the Company.

Economic recessions or downturns could impair the Company’s portfolio companies and harm the Company’s operating results.

The Company’s portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay the Company’s debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, the continued uncertainty surrounding the relationship between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, the Russia/Ukraine and Israel/Palestine conflicts, and the imposition by the U.S. and other countries of sanctions or other restrictive actions against Russia, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

The United States has recently enacted and proposed to enact significant new tariffs. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds. See “—Risks Related to the Company’s Investments—Defaults by the Company’s portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that the Company holds which could harm the Company’s operating results.” The Company may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of the Company’s portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of the Company’s claim to that of other creditors.

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

The Company is subject to risks related to sustainability matters.

Depending on the investment, the impact of developments connected with sustainability factors, including worker health and safety, environmental compliance, and bribery and corruption, could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material sustainability factors is subjective by nature, and the Advisor may be subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of sustainability in the investment process. There is no guarantee that the criteria utilized or judgment exercised by the Advisor or a third-party sustainability advisor will reflect the beliefs or values, internal policies or preferred practices of any particular Stockholder or other asset managers or reflect market trends. Similarly, to the extent the Advisor or a third-party sustainability advisor engages with portfolio investments on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Advisor or a third-party sustainability advisor will depend on the Advisor’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material sustainability and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

Conversely, anti-environmental, social and governance (“ESG”) sentiment also has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, or issued related legal opinions and engaged in related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to Sustainability-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such anti-ESG and anti-diversity, equity and inclusion (“DEI”)-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in 5C and/or the Advisor facing additional compliance obligations, becoming the subject of investigations or enforcement actions, or sustaining reputational harm. If investors subject to anti-ESG legislation view the Advisor’s investing or sustainability practices as being in contradiction of such anti-ESG or anti-DEI policies, legislation or legal opinions, such investors may not invest in the Company. If the Company does not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact the Company’s reputation and constrain the Company’s investment opportunities. There are also significant differences in interpretations of what sustainability characteristics mean by region, industry and topic, as well as interpretations of their scope and materiality.

The Advisor may consider responsible investing and reputational risks when making investment decisions where the Advisor determines that such information is material and available. Considering such sustainability factors when evaluating an investment in certain circumstances could, to the extent material risks associated with an investment are identified, cause the Advisor not to make an investment that it would have made or to make a management decision with respect to an investment differently than it would have made in the absence of such consideration, which carries the risk that the Company could perform differently than investment funds that do not take such sustainability factors into account. Additionally, to the extent considered, sustainability factors will only be some of the many factors that the Advisor considers in making an investment. Although the Advisor may consider application of sustainability considerations to be an opportunity to enhance or protect the performance of its investments over the long-term, the Advisor cannot guarantee that it will do so, and further, the Advisor cannot guarantee that to the extent they consider sustainability factors, which will include qualitative judgments, that such considerations will positively impact the performance of any individual investment or the Company as a whole. It is important to note that the presence of one or more material responsible investing or reputational risks may not preclude the Company from making an investment as the Advisor’s investment process is intended to analyze, evaluate, and price the potential impact of relevant responsible investing and reputational risks.

The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment style. Additionally, certain regulation related to sustainability that may be applicable to the Company and its portfolio investments could adversely affect the Company’s business, assets or the returns from those assets. For example, one or more of the Company’s portfolio investments may fall within scope of certain regulations related to sustainability and this may lead to increased management burdens and costs. In evaluating a prospective investment’s sustainability practices, the Advisor may depend upon information and data provided by the entity or obtained via third-party reporting or advisors, which could be incomplete or inaccurate and could cause the Advisor to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The Advisor does not intend to independently verify certain of the sustainability information reported by investments of the Company, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any sustainability reporting will be provided in the Advisor’s sole discretion.

In addition, the Advisor’s sustainability framework, including associated procedures and practices, is expected to change over time. The Advisor, in certain circumstances, is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives based on cost, timing, or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable, or impossible for the Advisor to adhere to all elements of the Company’s investment strategy, including with respect to sustainability risk and opportunity management, whether with respect to one or more individual investments or the Company’s portfolio generally. Sustainability-related statements, initiatives, and goals as described herein with respect to the Company’s investment strategy, portfolio, and investments are aspirational and not guarantees or promises that the Advisor will consider sustainability factors as determinative when making investment decisions, or that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to Regulation (EU) 2019/2088.

Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by asset managers, and 5C’s adoption of and adherence to such principles, frameworks, methodologies, and tools may vary over time. For example, 5C’s policies and procedures do not represent a universally recognized standard for assessing sustainability considerations. Any sustainability-related initiatives to which the Advisor is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that the Advisor will remain a signatory, supporter, or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks. There is also regulatory interest across jurisdictions in improving transparency regarding the definitions, measurement and disclosure of sustainability factors in order to allow investments to validate and better understand sustainability claims. Compliance with any new laws or regulations increases the Company’s regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which the Company or the Company’s portfolio investments conduct their business and adversely affect the Company’s profitability.

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

Under the SFDR, when Article 8 products (such as the Company) invest in companies (such companies, “Investee Companies”), they should only invest in Investee Companies that follow good governance practices. It is required to assess the governance practices of the Company’s Investee Companies but, at present, no threshold has been established by law nor has guidance been issued to determine whether governance practices should be considered “good”. It is possible that legislation or guidance could subsequently establish a standard for assessing good governance and such standard could be different from, or higher than, the standard applied by the Advisor. This could: (i) result in breaching the requirements under Article 8 of the SFDR and/or (ii) materially restrict the potential investments available to the Company, so long as the Company promotes environmental or social characteristics. There can be no assurance that an Investee Company will be able to adequately address any deficiencies in its governance practices nor that the Advisor will be successful in remedying any breach or in ensuring an Investee Company’s compliance with the requisite good governance practices, and as a result, the Advisor may seek to dispose of the investment in the Investee Company or cease the promotion of environmental and/or social characteristics. Indeed, to the fullest extent permitted by applicable law, the Advisor reserves the right to amend disclosures made pursuant to Article 8 SFDR, including, without limitation, the Company’s promoted characteristic(s) and sustainability indicator(s).

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

Item 1B. Unresolved Staff Comments.

None.

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

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. The Company’s headquarters are located at 330 Madison Avenue, 20th Floor, New York, New York 10017 and are provided by the Administrator in accordance with the terms of the Administration Agreement. The Company believes that the Company’s office facilities are suitable and adequate for the Company’s business as conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our Common Stock currently, nor can we give any assurance that one will develop. The Company intends to seek to list its shares of Common Stock on a national securities exchange as determined by the Advisor in its sole discretion within seven years of the initial closing, subject to an additional one-year extension with the approval of the Board of Directors. Any Exchange Listing is subject to future market conditions and there can be no assurance that any exchange listing will occur. Until any Exchange Listing, the Company’s Common Stock is not registered under the 1933 Act, or any state securities law, and will be restricted as to transfer by law and the terms of the charter of the Company.

Holders

As of March 5, 2026, there were 80 holders of record of our Common Stock and 515 holders of our Preferred Stock.

Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2024, an affiliate of the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital.

The following tables summarize the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the years ended December 31, 2025 and December 31, 2024 (amounts in thousands, except share and per share data):

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
June 26, 2025	2,021,836	50,000
September 25, 2025	3,008,709	76,000
December 17, 2025	1,585,414	40,000
Total	8,230,164	$206,000

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
July 10, 2024	1,000	$25
September 26, 2024	80,000	2,000
November 7, 2024	234,945	5,848
December 23, 2024	927,046	23,000
Total	1,242,991	$30,873

The sales of Common Stock were made pursuant to Subscription Agreements entered into by the Company and its investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days’ prior notice to investors.

The offers and sales of Common Stock and Preferred Stock were exempt from the registration requirements of the 1933 Act, pursuant to Section 4(a)(2) thereof and Regulation S or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

During the years ended December 31, 2025 and December 31, 2024, there were no repurchases of the Company’s Common Stock.

Distributions

We generally intend to make distributions to our Stockholders on a quarterly basis out of assets legally available for distribution and as determined by our Board of Directors in its discretion. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage requirements under the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following table summarizes the Company’s regular and special distributions declared to Common Stockholders for the year ended December 31, 2025 (amounts in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
November 5, 2025	November 12, 2025	November 19, 2025	$0.14	$1,143
December 24, 2025(1)	December 31, 2025	January 15, 2026	0.20	1,937
Total Distributions			$0.34	$3,080

(1) Represents a special distribution.

For the year ended December 31, 2024, no Common Stock distributions had been declared or paid by the Company.

The following tables summarize the Company’s dividends declared and paid to Preferred Stockholders for the years ended December 31, 2025 and December 31, 2024 (amounts in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount(1)
June 11, 2025	June 15, 2025	June 30, 2025	$180	$93
December 11, 2025	December 15, 2025	December 31, 2025	180	93
Total Dividends			$360	$185

(1) Total may not sum due to rounding.

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
December 11, 2024	December 15, 2024	December 31, 2024	$105	$54
Total Dividends			$105	$54

Distribution Reinvestment Plan

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”) that will provide for reinvestment of the Company’s distributions on behalf of the Company’s Stockholders, unless a Stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then Stockholders who do not “opt out” of the Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Investors can elect to “opt out” of the Company’s distribution reinvestment plan in their Subscription Agreements.

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

A Stockholder is free to terminate its participation in the Company’s distribution reinvestment plan at any time by submitting a letter of instruction terminating its account under the Company’s plan to the plan administrator. Such termination shall be effective immediately if the Stockholder’s notice is received by the plan administrator no later than 10 days prior to the record date for an applicable distribution; otherwise, such termination shall be effective only with respect to any subsequent distributions. The plan is terminable by the Company upon notice in writing mailed to each Stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Company.

Stockholders may contact the plan administrator for further information regarding the Company’s distribution reinvestment plan.

Pursuant to our distribution reinvestment plan, the following table summarizes the shares of Common Stock issued and the value of such shares, as of the payment date, to Common Stockholders who have not opted out of the Company’s DRIP for the year ended December 31, 2025 (amounts in thousands, except share and per share data):

Payment Date	DRIP Shares of Common Stock Issued	DRIP Value
November 19, 2025	25,487	$643
Total	25,487	$643

There were no issuances of Common Stock pursuant to the distribution reinvestment plan for the year ended December 31, 2024.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included or incorporated by reference in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

Amounts are in thousands except percentages, share and per share amounts or as otherwise noted.

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements. We are managed by the Advisor. The Advisor is a limited liability company that is registered as an investment adviser under the Advisers Act. The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC (“Equity Holdings I”), a Delaware limited liability company, which is taxed as a C corporation for federal income tax purposes. Equity Holdings I was formed to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC (“ABL SPV-A”), a Delaware limited liability company whose assets are used to secure the ABL Credit Facility (as defined below).

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

Most of the Company’s debt investments are expected to be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services), which is often referred to as “junk.”

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

Key Components of Our Results of Operations

Revenues

We generate revenue primarily from interest income on debt investments we hold. In addition, we may generate income from capital gains on the repayment or sale of investments, dividend income and various other fees. Our debt investments typically have a term of eight years or less and bear interest on a floating rate basis. Interest on our debt investments is also generally payable quarterly. In certain cases, our investments may provide for deferred or PIK interest or dividend payments. To the extent a debt investment contains PIK provisions, PIK interest is accrued and recorded as interest income at the contractual rates and added to the principal balance of the investment. The principal amount of the investment plus any accrued but unpaid PIK interest or dividend payments are generally due on the maturity date of the investment. In addition, the Company may also generate revenue in the form of commitment, amendment, structuring, syndication, due diligence, unused and other fees.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. Dividend income earned from money market funds is recorded on an accrual basis.

Expenses

Our primary operating expenses include the payment of management fees, incentive fees, expenses reimbursable under the Administration Agreement and the Investment Advisory Agreement, professional fees and other expenses.

Except as specifically provided below, all investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisor. We incur all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including the Management Fees and Incentive Fees, to the Advisor, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including those relating to (i) our Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) compensation of investor relations, legal, operations and other non-investment professionals of the Administrator that perform duties for us; and (iii) costs associated with compliance with Sarbanes-Oxley Act of 2002, as amended; and (c) all other expenses of our operations, administration and transactions. See “Item 1. Business- Payment of the Company’s Expenses under the Investment Advisory and Administration Agreements” for additional details of expenses borne by the Company.

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

For the year ended December 31, 2025, administrative service expenses of $824, professional fees of $1,045, directors’ fees of $176, other general and administrative expenses of $414, and amortization of deferred offering costs of $1,298, are subject to conditional reimbursement by the Company under the Expense Support Agreement.

For the year ended December 31, 2024, organizational expenses of $2,285, administrative service expenses of $161, professional fees of $583, directors’ fees of $204, other general and administrative expenses of $199, and amortization of deferred offering costs of $358 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

For the period from October 16, 2023 (inception) through December 31, 2023, organizational expenses of $184 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

Expense Waivers

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, Management Fees were $1,118, $2, and $0, respectively. Management Fees for the year ended December 31, 2024 were waived by the Advisor.

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, $762, $3,493, and $6, respectively, of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. Expenses waived for the year ended December 31, 2025 were $762 of administrative service expenses. Expenses waived for the year ended December 31, 2024 were $3,458 of administrative service expenses and $35 of other general and administrative expenses. Expenses waived for the period from October 16, 2023 (inception) through December 31, 2023 were $6 of administrative service expenses. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

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

The total fair value of our investment portfolio was $452,442 as of December 31, 2025, consisting of 19 portfolio companies. As of December 31, 2025, our investment portfolio based on fair value consisted of 68.3% first lien debt investments, 19.5% second lien debt investments and 12.2% preferred equity investments.

Our investment activity for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023 is presented below (the information presented herein is at par value unless otherwise indicated):

	For the Year Ended		For the Period from October 16, 2023 (Inception) through
Investments:	December 31, 2025	December 31, 2024(1)	December 31, 2023(1)
New investment commitments:(3)
Purchases and originations	$593,638	$—	$—
Total new investment commitments	$593,638	$—	$—
Principal amount of investments funded:
First Lien debt investments	$314,470	$—	$—
Second Lien debt investments	90,000	—	—
Preferred equity investments	56,294	—	—
Total principal amount of investments funded	$460,764	$—	$—
Principal amount of investments sold or repaid:
First Lien debt investments	$(3,566)	$—	$—
Second Lien debt investments	—	—	—
Preferred equity investments	—	—	—
Total principal amount of investments sold or repaid	$(3,566)	$—	$—
Number of new investment commitments in new portfolio companies	19	—	—
Weighted average interest rate on income-producing investments, at amortized cost(2)	9.0%	—	—

(1)
As of December 31, 2023 and December 31, 2024, the Company had not yet commenced investment operations.
(2)
The weighted average interest rate is calculated using the interest rates in effect as of December 31, 2025 for each income-producing investment and weighted by its amortized cost relative to the aggregate amortized cost of all income-producing investments.
(3)
New investment commitments include funded and unfunded commitments to fund revolving loans and delayed draw loans.

As of December 31, 2025 and December 31, 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$307,857	$309,054	$—	$—
Second Lien debt investments	87,746	88,220	—	—
Preferred equity investments	55,194	55,168	—	—
Total Investments	$450,797	$452,442	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

As of December 31, 2025, no investments in the portfolio were on non-accrual status.

The Advisor monitors the financial condition and trends of each portfolio company on an ongoing basis to determine if they are meeting their respective business plans and the Advisor’s underwriting assumptions and to assess the appropriate course of action with respect to each portfolio company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of the performance of the portfolio company against its business plan and the Advisor’s underwriting assumptions;
•
assessment of the portfolio company’s compliance with covenants;
•
review of monthly or quarterly financial statements and financial projections of the portfolio company;
•
periodic or regular contact with the portfolio company’s management team and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•
comparisons to our other portfolio companies and to publicly available market data, if any; and
•
attendance at and participation in board meetings or presentations by the portfolio company where permitted in the credit documentation.

As part of the monitoring process, the Advisor employs an investment performance rating system to categorize our investments. In addition to various risk management and monitoring tools, the Advisor rates the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The investment performance rating system for our investments is as follows:

•
An investment performance rating of 1 involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable versus expectations at the time of origination or acquisition, which may include the performance of the portfolio company or a potential exit;
•
An investment performance rating of 2 involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral versus expectations at the time of origination or acquisition. Generally, all investments or acquired investments in new portfolio companies are initially assessed a rating of 2;
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

The Advisor rates the investments in our portfolio each quarter and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments with a rating of 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds) on the 1 to 4 performance investment rating system at fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024(1)
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$—	—
2	452,442	100%	—	—
3	—	—	—	—
4	—	—	—	—
Total	$452,442	100%	$—	—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

Results of Operations

Although the Company was formed on October 16, 2023, we commenced operations on September 26, 2024. As a result, comparisons may not be meaningful. On January 9, 2025, we commenced investment operations.

Operating results for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, were as follows:

	For the Year Ended		For the Period from October 16, 2023 (Inception) through
	December 31, 2025	December 31, 2024(1)	December 31, 2023(1)
Total Investment Income	$21,178	$73	$—
Net Expenses	16,747	46	—
Net Investment Income (Loss) Before Income Taxes	4,431	27	—
Income taxes, including excise taxes	151	—	—
Net Investment Income (Loss)	4,280	27	—
Net Change in Unrealized Gains (Losses)	1,173	—	—
Net Realized Gains (Losses)	84	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,537	$27	$—

(1)
The Company commenced operations on September 26, 2024. Prior to the commencement of operations, only organizational and administrative activities were conducted which were either waived or advanced by the Advisor and made subject to the Expense Support Agreement.

Investment Income

Investment income for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023
Interest income	$18,611	$—	$—
Paid-in-kind interest income	272	—	—
Dividend income	285	73	—
Paid-in-kind dividend income	1,294	—	—
Other income	716	—	—
Total Investment Income	$21,178	$73	$—

Interest income, which includes amortization of upfront fees, increased from $0 for the year ended December 31, 2024 to $18,611 for the year ended December 31, 2025. The increase in interest income was primarily the result of investment operations commencing in January 2025 and growth in our investment portfolio. Paid-in-kind (“PIK”) interest income increased from $0 for the year ended December 31, 2024 to $272 for the year ended December 31, 2025, primarily due to new originations of investments with PIK provisions. For the year ended December 31, 2025, 1.3% of our total investment income was comprised of PIK interest. Dividend income increased from $73 for the year ended December 31, 2024 to $285 for the year ended December 31, 2025 and was primarily due to a higher average balance invested in a money market fund during 2025 compared to 2024. Paid-in-kind dividend income increased from $0 for the year ended December 31, 2024 to $1,294 for the year ended December 31, 2025, driven by new originations of investments structured with PIK provisions. For the year ended December 31, 2025, 6.1% of our total investment income was comprised of PIK dividends. Other income increased from $0 for the year ended December 31, 2024 to $716 for the year ended December 31, 2025, primarily due to unfunded commitment fees.

Dividend income increased from $0 for the period from October 16, 2023 (inception) through December 31, 2023 to $73 for the year ended December 31, 2024 and was attributable to dividends earned on a money market fund. There was no other investment income earned during the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023 as investment operations had not yet commenced.

Expenses

Operating expenses for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023
Interest expense	$8,377	$—	$—
Administrative service expenses	2,896	3,638	6
Organizational expenses	—	2,285	184
Professional fees	1,823	583	—
Amortization of deferred offering costs	1,374	385	—
Other general and administrative expenses	1,006	234	—
Directors’ fees	352	204	—
Management fees	1,118	2	—
Incentive fees on net investment income	413	—	—
Incentive fees on net capital gains	126	—	—
Total Expenses	$17,485	$7,331	$190
Less: Management fees waived	—	(2)	—
Less: Expenses waived by Advisor	(762)	(3,493)	(6)
Less: Expense Support	(3,757)	(3,790)	(184)
Reimbursement of expense support(1)	3,781	—	—
Net Expenses	$16,747	$46	$—

(1)
Reimbursement of expense support for the year ended December 31, 2024 is zero due to rounding.

Interest Expense

Interest expense increased from $0 for the year ended December 31, 2024 to $8,377 for the year ended December 31, 2025. The increase in interest expense was due to an increase in average debt outstanding of $113,426 for the year ended December 31, 2025, resulting from the Company entering into the Revolving Credit Agreement (as defined herein) on January 16, 2025, the Macquarie Transactions (as defined herein) on August 14, 2025 and September 26, 2025, and the Ally Loan Agreement (as defined herein) on November 6, 2025.

For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, the Company did not incur any interest expense as there was no debt outstanding.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative service expenses decreased from $3,638 for the year ended December 31, 2024 to $2,896 for the year ended December 31, 2025.

Administrative service expenses increased from $6 for the period from October 16, 2023 (inception) through December 31, 2023 to $3,638 for the year ended December 31, 2024, primarily as a result of the commencement of operations on September 26, 2024.

Organizational Expenses

Organizational expenses include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. Organizational expenses decreased from $2,285 for the year ended December 31, 2024 to $0 for the year ended December 31, 2025, as organizational activities were substantially completed upon the commencement of operations on September 26, 2024.

Organizational expenses increased from $184 for the period from October 16, 2023 (inception) through December 31, 2023 to $2,285 for the year ended December 31, 2024, as a result of operations commencing on September 26, 2024.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $583 for the year ended December 31, 2024 to $1,823 for the year ended December 31, 2025, primarily as a result of the commencement of investment operations.

Professional fees increased from $0 for the period from October 16, 2023 (inception) through December 31, 2023 to $583 for the year ended December 31, 2024, primarily as a result of the commencement of operations.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the Company incurred $534, $1,453 and $158 in offering costs, respectively. Amortization of deferred offering costs increased from $385 for the year ended December 31, 2024 to $1,374 for the year ended December 31, 2025, primarily as a result of the commencement of operations.

Amortization of deferred offering costs increased from $0 for the period from October 16, 2023 (inception) through December 31, 2023 to $385 for the year ended December 31, 2024, primarily as a result of the commencement of operations.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other costs. Other general and administrative expenses increased from $234 for the year ended December 31, 2024 to $1,006 for the year ended December 31, 2025, primarily as a result of sub-administrator and investment research costs.

Other general and administrative expenses increased from $0 for the period from October 16, 2023 (inception) through December 31, 2023 to $234 for the year ended December 31, 2024, primarily as a result of sub-administrator costs.

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

The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. Management Fees increased from $2 for the year ended December 31, 2024 to $1,118 for the year ended December 31, 2025 due to an increase in average assets from growth in our investment portfolio.

Management Fees increased from $0 for the period from October 16, 2023 (inception) through December 31, 2023 to $2 for the year ended December 31, 2024 due to an increase in average assets. Management Fees for the year ended December 31, 2024 were waived by the Advisor.

Incentive Fee

We pay the Advisor an Incentive Fee consisting of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and will equal 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature. See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder.

For the year ended December 31, 2025, Investment Income Incentive Fees were $413. For the year ended December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the Company did not incur any Investment Income Incentive Fees.

For the year ended December 31, 2025, $126 of Capital Gains Incentive Fees were accrued. As of December 31, 2025, these accrued Capital Gains Incentive Fees are not contractually payable to the Advisor. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, the Company did not accrue any Capital Gains Incentive Fee as there were no net unrealized and realized gains or losses as of such date.

Reimbursement of expense support

We may owe the Advisor a Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. As of December 31, 2025 and December 31, 2024, the Company owed the Advisor $560 and $186 dollars, respectively, for the reimbursement of expense support.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. As a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain RIC status, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieves us from corporate-level U.S. federal income taxes.

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

For the years ended December 31, 2025, December 31, 2024 and the period from October 16, 2023 (inception) through December 31, 2023, we recorded a net expense of $151, $0, and $0, respectively, for U.S. federal excise tax.

Net Unrealized and Realized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the year ended December 31, 2025, the net change in unrealized gains (losses) on investments was $1,645, which includes $388 attributable to changes in foreign exchange rates on investments, with the remainder largely driven by the tightening in credit spreads relative to the origination date. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, there was no net change in unrealized gains (losses) on investments as investment operations had not yet commenced.

For the year ended December 31, 2025, we had net unrealized gains (losses) of ($472) on foreign currency transactions, primarily as a result of translating our foreign currency borrowings and fluctuations in the EUR and CAD exchange rates. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, there were no unrealized gains (losses) on foreign currency transactions.

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, there were no net realized gains (losses) on investments.

For the year ended December 31, 2025, we had net realized gains (losses) of $84 on foreign currency transactions, primarily resulting from changes in exchange rates between the date funds were drawn and the date the related investments were funded. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, there were no realized gains (losses) on foreign currency transactions.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of the Private Offerings, (ii) cash flows from our operations, and (iii) proceeds from borrowings under our Credit Facilities. To the extent the Company determines that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, the Company may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of our existing Credit Facilities or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors.

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

As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratios were 167.82% and 2,096.46%, respectively. We carefully consider our unfunded commitments for the purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Our primary uses of cash are (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s Stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet our needs for our daily operations for at least the next twelve months. As of December 31, 2025, we had approximately $198,032 of availability on our Credit Facilities, subject to asset coverage and borrowing base limitations, and $492,157 in undrawn Capital Commitments.

As of December 31, 2025, we had $139,030 in cash and cash equivalents and restricted cash, an increase of $106,750 from December 31, 2024. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined below). During the year ended December 31, 2025, cash used in operating activities was $444,174, primarily attributable to funding portfolio investments of $452,552. Cash provided by financing activities was $550,924 during the period, primarily due to borrowings on our Credit Facilities of $1,027,795, Repurchase Obligation proceeds of $80,000 and proceeds from the issuance of Common Stock of $206,000, which were partially offset by Credit Facility paydowns of $676,300, Repurchase Obligations repayments of $80,000, payment of deferred financing costs of $5,886, Common Stockholder distributions paid in cash of $500 and Preferred Stock dividends paid of $185.

As of December 31, 2024, we had $32,280 in cash and cash equivalents, an increase of $32,280 from December 31, 2023. During the year ended December 31, 2024, cash used in operating activities was $84 while cash provided by financing activities was $32,364, primarily from the proceeds of the issuance of Common Stock and Preferred Stock.

Net Assets

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the year ended December 31, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
June 26, 2025	2,021,836	50,000
September 25, 2025	3,008,709	76,000
December 17, 2025	1,585,414	40,000
Total	8,230,164	$206,000

During the year ended December 31, 2025, we issued 25,487 shares of Common Stock to Common Stockholders who have not opted out of our distribution reinvestment plan, with a value of $643.

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

As of December 31, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $729,030 and $604,804, respectively ($492,157 and $573,931 remaining undrawn, respectively), of which $269,745 and $21,550, respectively ($182,090 and $19,450 remaining undrawn, respectively), are from affiliates of the Advisor.

On September 26, 2024, the Company completed a private offering of its Preferred Stock to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the 1933 Act. Pursuant to this private offering we issued and sold 515 shares of Preferred Stock for an aggregate purchase price of $1,545. We may in the future issue additional series of preferred stock, though we have no intention to do so. The holders of the Preferred Stock are subject to certain dividend, voting, liquidation and other rights that are more fully described in Note 8 to our consolidated financial statements.

There were no Preferred Stock issuances during the year ended December 31, 2025.

Distributions

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. During the year ended December 31, 2025, $3,080 of Common Stock distributions were declared and $1,143 was paid to Common Stockholders by the Company. During the year ended December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, no distributions had been declared or paid by the Company to Common Stockholders. For the years ended December 31, 2025 and December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, $185, $54, and $0, respectively, of Preferred Dividends were declared, accrued and paid by the Company. The Preferred Dividends are calculated from and including September 16, 2024.

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

Borrowings

The following tables show the Company’s outstanding debt as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$181,968	$181,968	$68,032
ABL Credit Facility	300,000	170,000	170,000	130,000
Total Debt	$550,000	$351,968	$351,968	$198,032

(1)
The amount available may be subject to limitations related to the borrowing base under the Credit Facility, the ABL Credit Facility and asset coverage requirements.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

(1)
The Company did not have any outstanding debt as of December 31, 2024.

Senior Secured Revolving Credit Facility

On January 16, 2025, the Company entered into a revolving credit agreement (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), by and between the Company, as initial borrower, U.S. Bank National Association (“U.S. Bank”) as administrative agent, lead arranger, letter of credit issuer and the lenders party thereto from time to time (each a “Lender”). Capitalized terms used herein but not defined will have the meanings ascribed thereto in the Revolving Credit Agreement.

Pursuant to Section 2.15 of the Revolving Credit Agreement (“Section 2.15”), an increase was effective on June 27, 2025 for the revolving credit facility (the “Credit Facility” and, such increase, the “First Committed Accordion Exercise”). The Credit Facility and ABL Credit Facility (as defined below) are referred to collectively as the “Credit Facilities.” Pursuant to the First Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150.0 million to $215.0 million. Pursuant to Section 2.15, an increase was effective on September 8, 2025 for the Credit Facility (the “Second Committed Accordion Exercise”). Pursuant to the Second Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $215.0 million to $250.0 million, (the “Maximum Principal Amount”), of which $50.0 million is available for standby letters of credit. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. Subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

On December 19, 2025, the Company entered into a second amendment to its revolving credit agreement (“Second Amendment”). The Second Amendment, among other things, added a newly formed feeder fund, 5C Lending Partners Structured Feeder LP, a Delaware limited partnership (the “New Pledgor”) as a credit party under the Revolving Credit Agreement, and provides that the commitments to the New Pledgor will be included in the borrowing base under the Revolving Credit Agreement. In connection with the Second Amendment the New Pledgor entered into certain security documents pledging to the administrative agent customary subscription facility collateral.

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

The Credit Facility will mature upon the earliest of (i) January 15, 2027 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the 1940 Act.

On January 30, 2026, the Company entered into a third amendment to its Revolving Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (i) extends the Stated Maturity Date from January 15, 2027 to January 14, 2028, (ii) provides that 80% of the aggregate unfunded capital commitments of certain investors will be included in calculations of the borrowing base under the Revolving Credit Agreement once at such times the Company has called and received at least 40% of the aggregate capital commitments of all investors, (iii) reduced the Applicable Margin (as defined therein) (A) in the case of RFR Loans, from 2.30% to 1.85%, (B) in the case of Eurocurrency Rate Loans, from 2.30% to 1.85%, (C) in the case of Reference Rate Loans, from 1.30% to 0.85% (each such loan as defined therein) and (D) in the case of Letter of Credit (as defined therein) fees, from 2.30% to 1.85%, (iv) reduced the unused commitment fee to 0.25% per annum on the unused portion of the lenders’ commitments when such unused portion is greater than fifty percent (50%) of the Credit Facility’s maximum commitment and (v) amends certain investor concentration limits, and waives the applicability of certain investor concentration limits until June 30, 2026.

As of December 31, 2025, the Company was in compliance with the terms of the Credit Facility.

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

As of December 31, 2025, the Company had no outstanding Repurchase Obligations. During the year ended December 31, 2025, the Company entered into two repurchase agreements on August 14, 2025 and September 26, 2025 for an aggregate of $80.0 million. Interest under these Repurchase Obligations were calculated at the inception of each repurchase agreement, as the 2 month interpolated SOFR rate in effect, plus the applicable margin of 3.20% or 3.25%. For the year ended December 31, 2025, interest expense on the Repurchase Obligations was $665. The contractual maturities of these repurchase agreements were 60 days and the $80.0 million was repaid during the year ended December 31, 2025.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. In addition, to the extent not increased earlier at the option of the Borrower, the commitments under the facility will be automatically increased to an amount equal to $400.0 million on or about February 4, 2026. Borrowings under the ABL Credit Facility will bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is SOFR based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Company as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower has made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

As of December 31, 2025, the Company was in compliance with the terms of the ABL Credit Facility.

Contractual Obligations

The following table is a summary of contractual principal payment obligations under our Credit Facility and ABL Credit Facility as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$181,968	$—	$181,968	$—	$—
ABL Credit Facility	170,000	—	—	170,000	—
Total Contractual Obligations	$351,968	$—	$181,968	$170,000	$—

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of December 31, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	December 31, 2025	December 31, 2024(1)
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$12,493	$—
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	—
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	—
AGS Health BCP LLC	First Lien Revolver	8/2032	909	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	10,417	—
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	4,634	—
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	4,211	—
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	5,474	—
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	13,497	—
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	3,770	—
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	1,676	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	—
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	—
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	10,624	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	1,786	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	—
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	1,372	—
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	—
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.(dba Vermont Information Processing)	First Lien Revolver	1/2032	3,243	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	8,768	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$137,466	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

As of December 31, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

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

Recent Developments

Capital Commitments

Subsequent to December 31, 2025, the Company closed additional Capital Commitments in its private offerings totaling $271.0 million, of which $0.1 million was from affiliates of the Advisor, resulting in total Capital Commitments of $1.0 billion as of March 5, 2026.

Distributions

On March 4, 2026, the Board of Directors of the Company declared a cash distribution of $0.20 per share of the Company’s Common Stock. The distribution is payable on March 12, 2026, to the holders of record of the Company’s Common Stock as of the close of business on March 6, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company's distribution reinvestment plan.

Investment Operations

As of March 5, 2026, the Company’s investment portfolio totaled $765.6 million across 22 portfolio companies, comprising of loan commitments of $709.3 million in aggregate principal amount, of which $540.8 million was funded and $168.5 million was unfunded, and a preferred equity investment of $56.3 million.

Recent Transactions

Blue River - Blue River PetCare, LLC

The Company closed on the upsize of a first-lien credit facility for Blue River PetCare (“Blue River”) to fund tuck-in acquisitions and organic growth initiatives. Blue River operates a fully integrated platform of general veterinary practices.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “Item 1A. Risk Factors.”

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. To the extent a debt investment contains PIK provisions, PIK interest is accrued and recorded as interest income at the contractual rates. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when interest or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income from that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity investment on the respective dividend payment dates rather than being paid in cash. PIK dividends added to the principal balance are generally due at certain trigger dates or collected upon redemption of the equity. Dividend income earned from money market funds is recorded on an accrual basis.

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal or state income taxes on any ordinary income or capital gains that the Company distributes to the stockholders as dividends. Additionally, as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In order to maintain and obtain RIC status and tax benefits, the Company must distribute to the Company’s stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to financial market risks, including risks related to changes in valuation, interest rates, and foreign currencies. Because we borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates for our borrowed funds or investments will not have a material adverse effect on the Company’s net investment income or net assets.

Valuation Risk

We have invested and plan to continue to primarily invest in illiquid debt and, to a lesser extent, equity of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of December 31, 2025, 100.0% of our debt investments based on fair value (excluding unfunded debt investments) were at floating rates, with 87.7% of these investments subject to interest rate floors. The Credit Facility and ABL Credit Facility also bear interest at a floating rate.

The following table shows the effect over a twelve-month period of hypothetical base rate changes in interest rates on our interest income, interest expense and net investment income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, money market fund balance and yield, and our financing arrangements in effect as of December 31, 2025 (considering interest rate floors for floating rate instruments):

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$16,204	$10,559	$5,645
Up 250 basis points	13,503	8,799	4,704
Up 200 basis points	10,802	7,039	3,763
Up 150 basis points	8,102	5,280	2,822
Up 100 basis points	5,401	3,520	1,881
Up 50 basis points	2,701	1,760	941
Down 50 basis points	(2,701)	(1,760)	(941)
Down 100 basis points	(5,401)	(3,520)	(1,881)
Down 150 basis points	(8,062)	(5,280)	(2,782)
Down 200 basis points	(10,639)	(7,034)	(3,605)
Down 250 basis points	(13,216)	(8,757)	(4,459)
Down 300 basis points	(15,473)	(10,399)	(5,074)

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of assets in our portfolio and other business developments that could affect our net income. Accordingly, there can be no assurance that actual results would not differ materially from the analysis above.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2025, December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as, but not limited to, futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in the benefits of changes in interest rates or exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies. We may borrow in local foreign currencies under the Credit Facilities to finance such investments. As of December 31, 2025, under the Credit Facility, we had U.S. dollar borrowings of $157.4 million at an interest rate of 5.96%, borrowings denominated in Euro of 6.4 million ($7.5 million in U.S. dollars) at an interest rate of 4.24% and borrowings denominated in Canadian dollars of 23.4 million ($17.1 million in U.S. dollars) at an interest rate of 4.83%.

Item 8. Consolidated Financial Statements and Supplementary Data.

5C Lending Partners Corp.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, New York PCAOB ID 34)	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	F-3
Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (Inception) through December 31, 2023	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (Inception) through December 31, 2023	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (Inception) through December 31, 2023	F-6
Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024	F-7
Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of 5C Lending Partners Corp.

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of 5C Lending Partners Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for the years ended December 31, 2025, 2024, and for the period from October 16, 2023 (Inception) through December 31, 2023, financial highlights for the year ended December 31, 2025 and for the period from August 30, 2024 (Registration Effective Date) through December 31, 2024, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for the years ended December 31, 2025 and 2024, and for the period from October 16, 2023 (Inception) through December 31, 2023, and the financial highlights for the year ended December 31, 2025 and for the period from August 30, 2024 (Registration Effective Date) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025, and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 5, 2026

We have served as the Company’s auditor since 2024.

5C Lending Partners Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Non-controlled, non-affiliated investments at fair value (amortized cost $450,797 and $0, respectively)	$452,442	$—
Cash and cash equivalents	137,048	32,280
Restricted cash and cash equivalents	1,982	—
Deferred offering costs	386	1,226
Deferred financing costs	5,394	578
Interest receivable	4,262	—
Dividend receivable	39	35
Other assets	198	—
Total Assets	$601,751	$34,119

Liabilities
Credit Facility	$181,968	$—
ABL Credit Facility	170,000	—
Due to affiliate	2,722	1,140
Interest payable	2,067	—
Management fees payable	589	—
Incentive fees on net investment income payable	413	—
Incentive fees on net capital gains accrued	126	—
Distribution payable	1,937	—
Excise tax payable	151	—
Accrued expenses and other liabilities	472	588
Total Liabilities	$360,445	$1,728

Commitments and contingencies (Note 7)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 515 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 9,498,642 and 1,242,991 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	9	1
Additional paid-in capital in excess of par value of Common Stock	236,895	30,845
Distributable earnings (Accumulated losses)	2,857	—
Total Net Assets	$241,306	$32,391
Total Liabilities and Net Assets	$601,751	$34,119
Net Asset Value Per Share of Common Stock(2)	$25.24	$24.82

(1) The par amount of Preferred Stock at December 31, 2025 and December 31, 2024 is zero due to rounding.

(2) Net asset value per share of Common Stock may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	For the Period from October 16, 2023 (Inception) through December 31, 2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$18,611	$—	$—
Paid-in-kind interest income	272	—	—
Dividend income	285	73	—
Paid-in-kind dividend income	1,294	—	—
Other income	716	—	—
Total Investment Income	21,178	73	—
Expenses
Interest expense	$8,377	$—	$—
Administrative service expenses	2,896	3,638	6
Organizational expenses	—	2,285	184
Professional fees	1,823	583	—
Amortization of deferred offering costs	1,374	385	—
Other general and administrative expenses	1,006	234	—
Directors’ fees	352	204	—
Management fees	1,118	2	—
Incentive fees on net investment income	413	—	—
Incentive fees on net capital gains	126	—	—
Total Expenses	17,485	7,331	190
Less: Management fees waived (Note 3)	—	(2)	—
Less: Expenses waived by Advisor (Note 3)	(762)	(3,493)	(6)
Less: Expense Support (Note 3)	(3,757)	(3,790)	(184)
Reimbursement of expense support (Note 3)(4)	3,781	—	—
Net Expenses	16,747	46	—
Net Investment Income (Loss) Before Income Taxes	4,431	27	—
Income taxes, including excise taxes	151	—	—
Net Investment Income (Loss)	4,280	27	—
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,645	—	—
Translation of assets and liabilities in foreign currencies	(472)	—	—
Total net change in unrealized gains (losses)	1,173	—	—
Realized gains (losses):
Non-controlled, non-affiliated investments	—	—	—
Foreign currency transactions	84	—	—
Total net realized gains (losses)	84	—	—
Total Net Unrealized and Realized Gains (Losses)	1,257	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,537	$27	$—
Preferred Stock dividends	(185)	(54)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$5,352	$(27)	$—
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(1)(3)	$0.97	$0.11	$—
Earnings (losses) per share of Common Stock (basic and diluted)(1)(3)	$1.21	$(0.12)	$—
Weighted average shares of Common Stock outstanding (basic and diluted)(2)(3)	4,408,605	235,076	—

(1) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings (losses) per share of Common Stock (basic and diluted) may not recalculate due to rounding.

(2) For the year ended December 31, 2024, the amounts are calculated based on the weighted average shares outstanding during the period beginning August 30, 2024 (the date on which the Company’s registration became effective) through December 31, 2024.

(3) There were no shares of Common Stock outstanding for the period from October 16, 2023 (inception) through December 31, 2023.

(4) Reimbursement of expense support for the year ended December 31, 2024 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at October 16, 2023(3)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$—	$—
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	—	—	—	—	—
Balance at December 31, 2023(3)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	27	27
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$27	$27
Capital Share Transactions:
Issuance of Common Stock	—	—	1,242,991	1	30,872	—	30,873
Issuance of Preferred Stock(1)	515	—	—	—	1,545	—	1,545
Distributions:
Preferred Stock dividends	—	—	—	—	—	(54)	(54)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(27)	27	—
Net Increase (Decrease) for the Period(1)	515	—	1,242,991	1	32,390	—	32,391
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391
Operations:
Net investment income (loss)	—	—	—	—	—	4,280	4,280
Net change in unrealized gains (losses)	—	—	—	—	—	1,173	1,173
Net realized gains (losses)	—	—	—	—	—	84	84
Net Increase (Decrease) in Net Assets Resulting from Operations	—	$—	—	$—	$—	$5,537	$5,537
Capital Share Transactions:
Issuance of Common Stock	—	—	8,230,164	8	205,992	—	206,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Distributions to Common Stockholders	—	—	—	—	—	(3,080)	(3,080)
Preferred Stock dividends from net investment income	—	—	—	—	—	(185)	(185)
Common Stock issued from reinvestment of distributions(2)		—	25,487	—	643	—	643
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(585)	585	—
Net Increase (Decrease) for the Period	—	—	8,255,651	8	206,050	2,857	208,915
Balance at December 31, 2025(1)	515	$—	9,498,642	$9	$238,440	$2,857	$241,306

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) The par amounts of Common Stock issued from reinvestment of distributions are zero due to rounding.

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

5C Lending Partners Corp.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,537	$27	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments, net	(452,552)	—	—
Proceeds from sale of investments and principal repayments	3,566	—	—
Paid-in-kind interest income	(209)	—	—
Paid-in-kind dividend income	(1,294)	—	—
Net change in unrealized (gains) losses on investments	(1,645)	—	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	472	—	—
Net realized (gains) losses on foreign currency transactions	—	—	—
Net amortization of discount on investments	(308)	—	—
Accrual of deferred offering costs	(534)	(1,453)	(158)
Amortization of deferred offering costs	1,374	385	—
Accrual of deferred financing costs	(261)	(578)	—
Amortization of deferred financing costs	1,086	—	—
Changes in Operating Assets and Liabilities:
Interest receivable	(4,262)	—	—
Management fees payable	589	—	—
Incentive fees on net investment income	413	—	—
Incentive fees on net capital gains	126	—	—
Interest payable	2,067	—	—
Excise tax payable	151	—	—
Dividend receivable	(4)	(35)	—
Other assets	(198)	—	—
Due to affiliate	1,582	1,140	—
Accrued expenses and other liabilities	130	430	158
Net Cash Provided by (used in) Operating Activities	(444,174)	(84)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	206,000	30,873	—
Proceeds from issuance of Preferred Stock	—	1,545	—
Borrowings on debt - Credit Facility	857,795	—	—
Repayments on debt - Credit Facility	(676,300)	—	—
Proceeds from debt - Repurchase Obligations	80,000	—	—
Repayments on debt - Repurchase Obligations	(80,000)	—	—
Borrowings on debt - ABL Facility	170,000	—	—
Deferred financing costs paid	(5,886)	—	—
Preferred Stock dividends paid	(185)	(54)	—
Distributions paid to Common Stockholders in cash	(500)	—	—
Net Cash Provided by (used in) Financing Activities	550,924	32,364	—
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Cash	106,750	32,280	—
Cash and Cash Equivalents, Beginning of Period	32,280	—	—
Cash and Cash Equivalents, Including Restricted Cash, End of Period	$139,030	$32,280	$—
Supplemental Information:
Interest paid during the period	$5,224	$—	$—
Reinvestment of distributions during the period	643	—	—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023

Cash and cash equivalents	$137,048	$32,280	$—
Restricted cash and cash equivalents	1,982	—	—
Total Cash and cash equivalents, and Restricted cash presented in the Consolidated Statements of Cash Flows	$139,030	$32,280	$—

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Aerospace and Defense
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	7/2032	$—	$(8)	$2	0.00%
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	—	7/2032	—	(33)	(14)	-0.01%
Titan BW Borrower L.P. (dba Triumph)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.38%	9.25% (incl. 2.88% PIK)	7/2032	21,287	21,079	21,202	8.84%
							21,038	21,190	8.83%
Construction and Engineering
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	8/2032	—	(30)	(19)	-0.01%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	8.60%	8/2032	842	753	766	0.32%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.75%	8.42%	8/2032	29,474	29,043	29,120	12.15%
							29,766	29,867	12.46%
Distributors
BCPE Empire Holdings, Inc. (dba Imperial Dade)(3)(16)	Second Lien Term Loan	4/2025	SOFR + 5.25%	9.07%	12/2031	40,000	39,437	39,520	16.48%
							39,437	39,520	16.48%
Diversified Consumer Services
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Delayed Draw Term Loan	5/2025	SOFR + 5.25%	—	5/2032	—	(6)	(7)	0.00%
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Revolver	5/2025	SOFR + 5.25%	—	5/2031	—	(38)	(42)	-0.01%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	5/2025	SOFR + 5.25%	8.92%	5/2032	44,285	43,857	43,842	18.30%
							43,813	43,793	18.29%
Health Care Providers and Services
AAH Topco., LLC (dba Alliance Animal Health)(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	8.82%	12/2027	5,003	4,915	4,960	2.07%
FYi Eye Care Services and Products Inc. & FYi USA Inc. (3)(9)(12)(17)	First Lien Delayed Draw Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 6,360	4,471	4,565	1.90%
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(17)	First Lien Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 17,280	12,206	12,465	5.20%
Premier Care Dental Management, LLC (dba Dental365)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 5.00%	8.72%	8/2028	9,376	9,247	9,289	3.87%
Premier Care Dental Management, LLC (dba Dental365)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.00%	8.72%	8/2028	3,000	3,000	2,979	1.24%
							33,839	34,258	14.28%
Health Care Technology
AGS Health BCP Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(5)	15	0.01%
AGS Health BCP Holdings, Inc.(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(4)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
AGS Health BCP Holdings, Inc. (3)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.32%	8/2032	$13,409	$13,376	$13,436	5.60%
AGS Health BCP LLC (9)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(3)	8	0.00%
AGS Health BCP LLC (9)(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(2)	—	0.00%
AGS Health BCP LLC (3)(9)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.32%	8/2032	7,045	7,027	7,059	2.94%
							20,389	20,518	8.55%
Insurance
Foundation Risk Partners, Corp.(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	8.62%	10/2030	14,580	14,490	14,581	6.08%
High Street Buyer, Inc. (dba Highstreet Insurance)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	8.17%	4/2028	1,503	1,450	1,463	0.61%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Delayed Draw Term Loan	8/2025	SOFR + 4.50%	—	8/2032	—	(18)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	—	(16)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.17%	8/2032	19,554	19,363	19,378	8.08%
World Insurance Associates, LLC(3)(12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	8.68%	4/2030	11,232	11,162	11,094	4.63%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(4)	(8)	0.00%
							46,427	46,478	19.38%
Professional Services
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(25)	64	0.03%
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(25)	—	0.00%
Endor Purchaser, Inc. (dba CompTIA)(3)(16)	First Lien Term Loan	1/2025	SOFR + 5.00%	8.67%	1/2032	26,119	25,884	26,276	10.97%
							25,834	26,340	11.00%
Software
Starlight Parent, LLC (dba SolarWinds)(3)(16)	Second Lien Term Loan	7/2025	SOFR + 6.00%	9.70%	4/2033	50,000	48,309	48,700	20.32%
Flexera Software LLC (12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	—	(4)	(13)	-0.01%
Flexera Software LLC (3)	First Lien Term Loan	8/2025	E + 4.50%	6.43%	8/2032	EUR 6,361	7,427	7,411	3.09%
Flexera Software LLC (3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.35%	8/2032	21,076	21,025	20,907	8.72%
Navex Global Holdings Corporation (12)	First Lien Delayed Draw Term Loan	10/2025	SOFR + 5.00%	—	10/2032	—	(37)	(38)	-0.02%
Navex Global Holdings Corporation (12)	First Lien Revolver	10/2025	SOFR + 5.00%	—	10/2031	—	(3)	(4)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
Navex Global Holdings Corporation(3)(16)	First Lien Term Loan	10/2025	SOFR + 5.00%	8.91%	10/2032	$33,000	$32,836	$32,835	13.69%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.75%	—	1/2032	—	(47)	(43)	-0.02%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Revolver	1/2025	SOFR + 4.75%	—	1/2032	—	(28)	(29)	-0.01%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(16)	First Lien Term Loan	1/2025	SOFR + 4.75%	8.42%	1/2032	25,816	25,582	25,584	10.67%
							135,060	135,310	56.43%
Total Debt Investments							395,603	397,274	165.70%
Equity and Other Investments
Health Care Providers and Services
KPCI Holdings Ltd. (dba PCI Pharma Services)(9)(11)	Preferred Equity	10/2025		11.00% PIK		55,000	55,194	55,168	23.01%
							55,194	55,168	23.01%
Total Equity and Other Investments							55,194	55,168	23.01%
Total Investments before Cash Equivalents							$450,797	$452,442	188.71%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund		—	3.65%	—	138,828	138,828	138,828	57.90%
Total Cash Equivalents							$138,828	$138,828	57.90%
Total Investments after Cash Equivalents							$589,625	$591,270	246.61%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States.
(2)
Unless otherwise indicated, the fair value of all investments were determined using significant unobservable inputs and are considered Level 3 investments in accordance with ASC Topic 820. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value.
(3)
Investment contains a variable rate structure, and may be subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or an alternate base rate (which can include the Federal Funds Rate or the Prime Rate), selected at the borrower’s option, and which reset periodically based on the terms of the credit agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The interest rate shown is the interest rate in effect at December 31, 2025. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate by par in effect at December 31, 2025.
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
(6)
As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $589,625 resulting in estimated gross unrealized gains and losses of $1,931 and $286, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

(7)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company does not “control” any portfolio companies.
(8)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company does not identify any of its portfolio companies as affiliates.
(9)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 13.3% of total assets as calculated in accordance with regulatory requirements as of December 31, 2025.
(10)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the 1933 Act, and may be deemed to be “restricted securities” under the 1933 Act. As of December 31, 2025, the aggregate fair value of these securities is $55,168, or 22.86% of the Company’s net assets.
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost, fair market value adjustments or a combination thereof. See Note 7 “Commitments and Contingencies” for more information on the Company’s unfunded commitments.
(13)
Certain portfolio company investments may be subject to contractual restrictions on sales.
(14)
All funded debt investments are income-producing. As of December 31, 2025, there were no investments that were on a non-accrual status.
(15)
Position or portion thereof is pledged as collateral under the Company’s Repurchase Obligations (as defined below). See Note 6 “Debt” for additional details. As of December 31, 2025, no investments were pledged as collateral under the Company’s Repurchase Obligations.
(16)
Position or portion thereof held within ABL SPV-A and is pledged as collateral supporting the amounts outstanding under the revolving ABL Credit Facility with Ally Bank. See Note 6 “Debt” for additional details.
(17)
Portfolio company headquarters are located outside of the United States.

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
(7)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company does not identify any of its portfolio companies as affiliates.
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

5C Lending Partners Corp.

Notes to Consolidated Financial Statements

(in thousands, except share, per share data, percentages and as otherwise noted)

1. Organization and Business

5C Lending Partners Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986; as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory and tax requirements. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC (“Equity Holdings I”), a Delaware limited liability company, which is taxed as a C corporation for federal income tax purposes. Equity Holdings I was formed to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of December 31, 2025, Equity Holdings I had not made any investments. On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC (“ABL SPV-A”), a Delaware limited liability company whose assets are used to secure the ABL Credit Facility (as defined below).

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

The Company is managed by 5C Lending Partners Advisor LLC (the “Advisor”). The Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the Company’s board of directors (the “Board of Directors”) and pursuant to the Investment Advisory Agreement (as defined in Note 3), the Advisor manages the Company’s day-to-day operations and provides investment advisory and management services to the Company.

The Company has conducted and from time to time may conduct private offerings of shares of the Company’s common stock (the “Common Stock”, and each such offering, a “Private Offering”), in the United States to “accredited investors” within the meaning of Regulation D under the 1933 Act, and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of a Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Common Stock pursuant to a subscription agreement entered into with the Company (each a “Subscription Agreement” and together, the “Subscription Agreements”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. The Company is an investment company and therefore, applies the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. All amounts are presented in U.S. dollars unless otherwise noted. Certain prior period information has been reclassified to conform to current period presentation. These reclassifications have no effect on the Company’s financial position or its results of operations as previously recorded.

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

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company consolidated its wholly-owned subsidiaries, Equity Holdings I and ABL SPV-A. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits held with financial institutions and are highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of December 31, 2025 and December 31, 2024, the Company had $136,846 and $9,242, respectively, of cash equivalents and $1,982 and $0, respectively, of restricted cash equivalents invested in a money market fund. As of December 31, 2025 and December 31, 2024, the Company had cash balances of $202 and $23,038, respectively. Cash as of December 31, 2025 included $125 (EUR 106) denominated in Euro. As of December 31, 2024, no cash amounts were denominated in foreign currencies. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined in Note 6 “Debt”). Under the fair value hierarchy, cash and cash equivalents are classified as level 1.

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

Repurchase Obligations

Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC Topic 860, Transfers and Servicing (“ASC Topic 860”). The investment subject to the repurchase agreement remains on the Company’s Consolidated Statements of Assets and Liabilities, and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligations are reported on the Company’s Consolidated Statements of Operations within interest expense.

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. To the extent a debt investment contains PIK provisions, PIK interest is accrued and recorded as interest income at the contractual rates. For the year ended December 31, 2025, $272 of our investment income was comprised of PIK interest. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, the Company did not earn any PIK interest. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity investment on the respective dividend payment dates rather than being paid in cash. PIK dividends added to the principal balance are generally due at a certain trigger date or collected upon redemption of the equity. For the year ended December 31, 2025, $1,294 of our investment income was comprised of PIK dividend income related to a newly originated preferred equity investment with contractual PIK provisions. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, the Company did not earn any PIK dividends. Dividend income earned from money market funds is recorded on an accrual basis.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s Credit Facilities. These amounts are capitalized as assets on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the Credit Facilities and included in interest expense in the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the Company had deferred financing costs net of amortization of $5,394 and $578, respectively. For the year ended December 31, 2025, amortization of deferred financing costs included in interest expense was $1,086. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, there was no amortization of deferred financing costs. As of December 31, 2025 and December 31, 2024, the amount of capitalized financing costs paid or payable by an affiliate of the Advisor on behalf of the Company was $135 and $12, respectively, and the amount of capitalized financing costs payable to third parties was $70 and $566, respectively. As of December 31, 2025 and December 31, 2024, the Company had outstanding borrowings of $351,968 and $0, respectively.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company’s continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company’s commencement of operations or incurrence. For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the Company incurred offering costs of $534, $1,453, and $158 respectively. For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, amortization of offering costs totaled $1,374, $385, and $0, respectively. For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the portion of amortized offering costs that the Advisor has elected to pay on behalf of the Company was $1,298, $358, and $0, respectively, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement defined and further described in Note 3.

As of December 31, 2025 and December 31, 2024, the Company had a capitalized balance of $386 and $1,226, respectively, of offering costs net of amortization. As of December 31, 2025 and December 31, 2024, the amount of capitalized offering costs paid by, or agreed to be paid by, an affiliate of the Advisor on behalf of the Company was $386 and $1,128, respectively, and the amount of capitalized offering costs payable to third parties was $0 and $22, respectively.

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

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized in other assets on the Consolidated Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of December 31, 2025 and December 31, 2024, the Company had prepaid expenses of $42 and $0, respectively.

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

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s federal and state tax returns, beginning with the tax year ending December 31, 2024, remain open to examination by applicable tax authorities.

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the Company recorded a net expense of $151, $0, and $0, respectively for U.S. federal excise tax.

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)”. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company has adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have a material impact on the consolidated financial statements.

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

Unless earlier terminated, the Investment Advisory Agreement will remain in effect for an initial term of two years, and will remain in effect from year to year thereafter if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Voting Securities (as defined below) and, in each case, a majority of the Independent Directors.

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

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, Management Fees were $1,118, $2, and $0, respectively. Management Fees for the year ended December 31, 2024 were waived by the Advisor.

As of December 31, 2025 and December 31, 2024, Management Fees payable were $589 and $0, respectively.

Incentive Fee

The Incentive Fee consists of two parts: (i) an Investment Income Incentive Fee and (ii) a Capital Gains Incentive Fee. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and equals 10.0% (17.5% in the event of an Exchange Listing) of Pre-Incentive Fee Net Investment Income (defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and subject to a 100% “catch-up” feature.

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

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of the Company’s net assets at the beginning of the immediately preceding calendar quarter, is compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.0% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

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

The “Capital Gains Incentive Fee” is an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10.0% (17.5% in the event of an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company accrues, but does not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

For the year ended December 31, 2025, the Company accrued Investment Income Incentive Fees of $413. As of December 31, 2025, $413 was payable to the Advisor for Investment Income Incentive Fees. For the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, the Company did not accrue or incur any Investment Income Incentive Fees.

For the year ended December 31, 2025, the Company accrued Capital Gains Incentive Fees of $126, none of which was payable under the Investment Advisory Agreement. For the year ended December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the Company did not accrue any Capital Gains Incentive Fee since there were no realized or unrealized gains and losses as of such date.

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

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the Company incurred administrative service expenses of $2,896, $3,638, and $6, respectively, under the Administration Agreement. For the years ended December 31, 2025, December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, $762, $3,458, and $6, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, $824, $161, and $0, respectively, of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

The following table shows the summary of expense payments and related reimbursement payments since the Company’s commencement of operations:

	Expense Payments Made by Advisor	Cumulative Reimbursement Payments to Advisor	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per share of Common Stock(2)	Operating Expense Ratio(3)
For the Quarter Ended
September 30, 2024(1)	$2,831	$2,831	$—	September 30, 2027	—	37.07%
December 31, 2024	1,143	951	192	December 31, 2027	—	7.30%
March 31, 2025	1,313	—	1,313	March 31, 2028	—	2.34%
June 30, 2025	1,935	—	1,935	June 30, 2028	—	1.25%
September 30, 2025	403	—	403	September 30, 2028	—	0.69%
December 31, 2025	106	—	106	December 31, 2028	2.30%	0.61%
Total	$7,731	$3,782	$3,949

(1)
Included in this amount is $1,562 of Expense Payments made by the Advisor relating to expenses incurred by the Company for the period from October 16, 2023 (inception) through the quarter ended June 30, 2024.

(2)
The effective rate of distribution per share is expressed as a percentage equal to the annualized regular cash distributions per share as of the end of the applicable quarter, exclusive of returns of capital and declared special dividends or special distributions, if any, divided by the NAV per share of Common Stock as of the previous calendar quarter end.
(3)
The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, base management fees and incentive fees owed to the Advisor, and interest expense, by the Company’s net assets as of each quarter end.

As of December 31, 2025, the Advisor has provided written commitments for Expense Payments in the amount of $7,731. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023 the Company recognized $3,781, $186 dollars, and $0, respectively, of Reimbursement Payment obligations related to Expense Payments made by the Advisor in previous quarters. Pursuant to the Expense Support Agreement, Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor. As of December 31, 2025 and December 31, 2024, there was $560 and $186 dollars, respectively, included within due to affiliates for reimbursement of expense support.

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

Due to Affiliate

As of December 31, 2025 and December 31, 2024, 5C Investment Partners LP, an affiliate of the Advisor, had paid or agreed to pay $386 and $1,128, respectively, of offering costs, and $135 and $12, respectively, of financing costs on behalf of the Company which represents a liability of the Company.

4. Investments at Fair Value

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025		December 31, 2024 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$307,857	$309,054	$—	$—
Second Lien debt investments	87,746	88,220	—	—
Preferred equity investments	55,194	55,168	—	—
Total Investments	$450,797	$452,442	$—	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The industry composition of investments at amortized cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025			December 31, 2024 (1)
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$21,038	$21,190	4.7%	$—	$—	—
Construction and Engineering	29,766	29,867	6.6%	—	—	—
Distributors	39,437	39,520	8.7%	—	—	—
Diversified Consumer Services	43,813	43,793	9.7%	—	—	—
Health Care Providers and Services	89,033	89,426	19.8%	—	—	—
Health Care Technology	20,389	20,518	4.5%	—	—	—
Insurance	46,427	46,478	10.3%	—	—	—
Professional Services	25,834	26,340	5.8%	—	—	—
Software	135,060	135,310	29.9%	—	—	—
Total	$450,797	$452,442	100.0%	$—	$—	—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

The geographic composition of investments at fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024(1)
United States	96.2%	—
Canada	3.8%	—
Total	100.0%	—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

5. Fair Value Measurements

The following tables summarize the Company’s investments and cash equivalents categorized within the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$309,054	$309,054
Second Lien debt investments	—	—	88,220	88,220
Preferred equity investments	—	—	55,168	55,168
Total Investments at fair value before Cash Equivalents	—	—	452,442	452,442
Money Market Fund	138,828	—	—	138,828
Total Cash Equivalents	138,828	—	—	138,828
Total Investments at fair value after Cash Equivalents	$138,828	$—	$452,442	$591,270

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Total Investments at fair value before Cash Equivalents	$—	$—	$—	$—
Money Market Fund	9,242	—	—	9,242
Total Cash Equivalents	9,242	—	—	9,242
Total Investments at fair value after Cash Equivalents	$9,242	$—	$—	$9,242

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases and originations of investments	311,002	87,650	53,900	452,552
Paid-in-kind interest income	209	—	—	209
Paid-in-kind dividend income	—	—	1,294	1,294
Proceeds from sale of investments and principal repayments	(3,566)	—	—	(3,566)
Net change in unrealized gains (losses) on investments	1,197	474	(26)	1,645
Net realized gains (losses) on investments	—	—	—	—
Net amortization of discount on investments	212	96	—	308
Transfers into (out of) Level 3	—	—	—	—
Fair value, end of period	$309,054	$88,220	$55,168	$452,442
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at December 31, 2025	$1,197	$474	$(26)	$1,645

Year Ended
December 31, 2024(1)
Total Investments
Fair value, beginning of period	$—
Purchases and originations of investments	—
Paid-in-kind interest income	—
Paid-in-kind dividend income	—
Proceeds from sale of investments and principal repayments	—
Net change in unrealized gains (losses) on investments	—
Net realized gains (losses) on investments	—
Net amortization of discount on investments	—
Transfers into (out of) Level 3	—
Fair value, end of period	$—
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at December 31, 2024	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. During the years ended December 31, 2025 and December 31, 2024, no investments were transferred into or out of Level 3.

The following tables present the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value for the Level 3 investments.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$259,231	Income approach	Discount rate	8.3% - 9.4% (8.8%)	Decrease
First Lien debt investments	49,823	Recent Transaction	Transaction Price	99.0% - 99.5% (99.3%)	Increase
Second Lien debt investments	88,220	Income approach	Discount rate	9.5% - 10.5% (10.1%)	Decrease
Preferred equity investments	55,168	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Total	$452,442

(1)
The weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

December 31, 2024(1)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Investments	$—	N/A	N/A	N/A	N/A
Total	$—

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s Credit Facilities (as defined below) approximates its fair value, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2025. The Company did not have any outstanding debt as of December 31, 2024.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61(a) of the 1940 Act, the Company obtained Board of Directors’ approval to borrow amounts such that its asset coverage is at least 150%, rather than 200%. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 167.82% and 2,096.46%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test.

The Company’s outstanding debt obligations as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$181,968	$181,968	$68,032
ABL Credit Facility	300,000	170,000	170,000	130,000
Total Debt	$550,000	$351,968	$351,968	$198,032

(1)
The amount available may be subject to limitations related to the borrowing base under the Credit Facility, the ABL Credit Facility and asset coverage requirements.

December 31, 2024(1)
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available
Credit Facility	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

(1)
The Company did not have any outstanding debt as of December 31, 2024.

Senior Secured Revolving Credit Facility

On January 16, 2025, the Company entered into a revolving credit agreement (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), by and between the Company, as initial borrower, U.S. Bank National Association (“U.S. Bank”) as administrative agent, lead arranger, letter of credit issuer and the lenders party thereto from time to time (each a “Lender”). Capitalized terms used herein but not defined will have the meanings ascribed thereto in the Revolving Credit Agreement.

Pursuant to Section 2.15 of the Revolving Credit Agreement (“Section 2.15”), an increase was effective on June 27, 2025 for the revolving credit facility (the “Credit Facility” and, such increase, the “First Committed Accordion Exercise”). The Credit Facility and ABL Credit Facility (as defined below) are referred to collectively as the “Credit Facilities.” Pursuant to the First Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150.0 million to $215.0 million. Pursuant to Section 2.15, an increase was effective on September 8, 2025 for the Credit Facility (the “Second Committed Accordion Exercise”). Pursuant to the Second Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $215.0 million to $250.0 million (the “Maximum Principal Amount”), of which $50.0 million is available for standby letters of credit. As of December 31, 2025, the Company had no outstanding letters of credit issued through the Credit Facility. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. Subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

On December 19, 2025, the Company entered into a second amendment to its revolving credit agreement (“Second Amendment”). The Second Amendment, among other things, added a newly formed feeder fund, 5C Lending Partners Structured Feeder LP, a Delaware limited partnership (the “New Pledgor”) as a credit party under the Revolving Credit Agreement, and provides that the commitments to the New Pledgor will be included in the borrowing base under the Revolving Credit Agreement. In connection with the Second Amendment the New Pledgor entered into certain security documents pledging to the administrative agent customary subscription facility collateral.

As of December 31, 2025, borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars (USD), at the Company’s option (a) the daily simple SOFR plus 2.30%, (b) the Adjusted Term SOFR for the applicable interest period plus 2.30% or (c) 1.30% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in Euros, Yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 2.30%; (iii) in the case of loans denominated in sterling, SONIA plus 2.30%; (iv) in the case of loans denominated in Swiss francs, SARON plus 2.30%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 2.30% or (b) the adjusted Term CORRA for the applicable interest period plus 2.30%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.29547%, subject to certain conditions. As of December 31, 2025, the Company had outstanding debt denominated in Euro (EUR) of 6.4 million and Canadian dollars (CAD) of 23.4 million on its Credit Facility included in outstanding principal in the table above. As of December 31, 2025, USD borrowings under the Credit Facility bore interest at the daily simple SOFR plus 2.30%, EUR borrowings under the Credit Facility bore interest at the Eurocurrency Rate for the applicable interest period plus 2.30%, and CAD borrowings under the Credit Facility bore interest at the adjusted Term CORRA for the applicable interest period plus 2.30%. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to (a) 0.30% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is greater than 50% of the maximum commitment; or (b) 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility when such unused portion is equal to or less than 50% of the maximum commitment, in either case calculated daily and on the basis of actual days elapsed in a year consisting of 360 days. As of December 31, 2025, the unused commitment fee was equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information.

As of December 31, 2025, the Credit Facility will mature upon the earliest of (i) January 15, 2027 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the 1940 Act.

As of December 31, 2025, the Company was in compliance with the terms of the Credit Facility.

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

As of December 31, 2025 and December 31, 2024, the Company had no outstanding Repurchase Obligations. During the year ended December 31, 2025, the Company entered into two repurchase agreements on August 14, 2025 and September 26, 2025 for an aggregate of $80.0 million. Interest under these Repurchase Obligations were calculated at the inception of each repurchase agreement, as the 2 month interpolated SOFR rate in effect, plus the applicable margin of 3.20% or 3.25%. For the year ended December 31, 2025, interest expense on the Repurchase Obligations was $665. The contractual maturities of these repurchase agreements were 60 days and the $80.0 million was repaid during the year ended December 31, 2025.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. In addition, to the extent not increased earlier at the option of the Borrower, the commitments under the facility will be automatically increased to an amount equal to $400.0 million on or about February 4, 2026. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is a secured overnight funding rate (“SOFR”) based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. As of December 31, 2025, the unused commitment fee was equal to 0.50% per annum on the unused portion of the lenders’ commitments under the ABL Credit Facility. Deferred financing costs related to the ABL Credit Facility are presented as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Company as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower has made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

As of December 31, 2025, the Company was in compliance with the terms of the ABL Credit Facility.

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, the components of interest expense were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024(2)	For the Period from October 16, 2023 (Inception) through December 31, 2023)(2)
Interest expense	$6,845	$—	$—
Commitment fees	446	—	—
Amortization of deferred financing costs	1,086	—	—
Total Interest Expense	$8,377	$—	$—
Average debt outstanding(1)	$113,426	$—	$—
Weighted average interest rate (1)(3)	6.3%	—	—

(1)
For the year ended December 31, 2025, average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Credit Facility on January 21, 2025.
(2)
The Company did not have any outstanding debt as of or for the year ended December 31, 2024 or for the period from October 16, 2023 (inception) through December 31, 2023.
(3)
The weighted-average interest rate is calculated as the sum of outstanding principal balances multiplied by their respective interest rates, divided by total outstanding principal.

The following tables present the changes in deferred financing costs on our revolving Credit Facilities as of and for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31, 2025
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$578	$—	$578
Deferred financing costs incurred during the period	1,711	4,191	5,902
Amortization of deferred financing costs	(958)	(128)	(1,086)
Deferred financing costs, end of period	$1,331	$4,063	$5,394

	Year Ended
	December 31, 2024
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$—	$—	$—
Deferred financing costs incurred during the period(1)	578	—	578
Amortization of deferred financing costs	—	—	—
Deferred financing costs, end of period	$578	$—	$578

(1)
Deferred financing costs represent expenses incurred and accrued during the year ended December 31, 2024, in connection with the Revolving Credit Agreement entered into on January 16, 2025. The Company had no outstanding debt as of, or for the year ended, December 31, 2024.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of December 31, 2025 and December 31, 2024, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	December 31, 2025	December 31, 2024(1)
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$12,493	$—
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	—
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	—
AGS Health BCP LLC	First Lien Revolver	8/2032	909	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	5,833	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	10,417	—
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	4,634	—
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	4,211	—
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	5,474	—
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	13,497	—
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	3,770	—
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	1,676	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	—
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	—
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	10,624	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	1,786	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	—
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	1,372	—
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	—
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	10,811	—
Vamos Bidco, Inc.(dba Vermont Information Processing)	First Lien Revolver	1/2032	3,243	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	8,768	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	—
Total Unfunded Commitments			$137,466	$—

(1)
As of December 31, 2024, the Company had not yet commenced investment operations and had no unfunded portfolio company commitments.

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of December 31, 2025 and December 31, 2024, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. Refer to Note 3 for additional information.

8. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $729,030 and $604,804, respectively ($492,157 and $573,931 remaining undrawn, respectively), of which $269,745 and $21,550, respectively ($182,090 and $19,450 remaining undrawn, respectively), are from affiliates of the Advisor.

Common Stock

The Company has the authority to issue up to 5,000,000,000 shares of Common Stock. On July 10, 2024, 5C Investment Partners LP, an affiliate of the Advisor, purchased 1,000 shares of Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. These shares of Common Stock were issued and sold in reliance upon Section 4(a)(2) of the 1933 Act, which provides an exemption from the registration requirements of the 1933 Act.

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the year ended December 31, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
June 26, 2025	2,021,836	50,000
September 25, 2025	3,008,709	76,000
December 17, 2025	1,585,414	40,000
Total	8,230,164	$206,000

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

As of December 31, 2025, the Company issued an aggregate of 9,473,155 shares of Common Stock for aggregate proceeds of $236,873 pursuant to such drawdowns of Capital Commitments.

Preferred Stock

The Company has the authority to issue up to 1,000,000 shares of Preferred Stock. On September 26, 2024, the Company issued and sold 515 shares of the Company’s Preferred Stock. Each share of the Preferred Stock was sold at a price of $3,000 per share, net of offering costs and an administration fee, and each individual investor in the Preferred Stock was entitled to purchase only one share of the Preferred Stock. The Company received proceeds of $1,545 net of fees and costs of $122 for net proceeds of $1,423. Each holder of the Preferred Stock is entitled to the Liquidation Value with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up. The Preferred Stock is senior to all other classes and series of Common Stock, and rank on parity with any other class or series of preferred stock of the Company, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Preferred Stock. Dividends on each share of Preferred Stock accrue on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon- (the “Preferred Dividends”), from and including the date of issuance, or, if any shares of Preferred Stock are issued after the first dividend period, dividends on such shares shall accrue and be cumulative from the day immediately following the most recent dividend payment date, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Preferred Stock is redeemed. Dividends accrue whether or not they have been authorized or declared, whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Dividends are payable semi-annually.

The Preferred Stock is subject to redemption at the Company’s option any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as the Redemption Date. If the Company elects to cause the redemption of the Preferred Stock, each share of Preferred Stock will be redeemed for a price, payable in cash (i.e. no conversion provision) on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) if the redemption date occurs prior to the second (2nd) anniversary of the date of the original issuance of the Preferred Stock, a redemption premium of $300 dollars; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Preferred Stock will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.

Distributions and Distribution Reinvestment Plan

The following table summarizes the Company’s regular and special distributions declared to Common Stockholders for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
November 5, 2025	November 12, 2025	November 19, 2025	$0.14	$1,143
December 24, 2025(1)	December 31, 2025	January 15, 2026	0.20	1,937
Total Distributions			$0.34	$3,080

(1)
Represents a special distribution.

During the year ended December 31, 2025, $3,080 of Common Stock distributions were declared and $1,143 was paid by the Company. The distributions declared during the year ended December 31, 2025 were derived from net investment income, determined on a tax basis. During the year ended December 31, 2024 and for the period from October 16, 2023 (inception) through December 31, 2023, no Common Stock distributions had been declared or paid by the Company. In connection with the special distribution declared on December 24, 2025, the Company issued 43,059 shares of Common Stock on January 15, 2026, to Stockholders who have not opted out of our distribution reinvestment plan, with a value of $1,086.

For the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023, $185, $54, and $0, respectively, of Preferred Dividends were declared, accrued and paid by the Company. The Preferred Dividends are calculated from and including September 16, 2024. The Company records an obligation for Preferred Dividends once declared. Income available to holders of Common Stock was adjusted for these dividends for purposes of presenting earnings (losses) per share.

The following tables summarize the Company’s dividends declared and paid to Preferred Stockholders for the years ended December 31, 2025 and December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount(1)
June 11, 2025	June 15, 2025	June 30, 2025	$180	$93
December 11, 2025	December 15, 2025	December 31, 2025	180	93
Total Dividends			$360	$185

(1)
Total may not sum due to rounding.

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
December 11, 2024	December 15, 2024	December 31, 2024	$105	$54
Total Dividends			$105	$54

With respect to distributions on Common Stock, the Company has adopted an “opt out” distribution reinvestment plan (“DRIP”) for stockholders. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, each stockholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of additional shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Pursuant to our distribution reinvestment plan, the following table summarizes the shares of Common Stock issued and the value of such shares, as of the payment date, to Common Stockholders who have not opted out of the Company’s DRIP for the year ended December 31, 2025:

Payment Date	DRIP Shares of Common Stock Issued	DRIP Value
November 19, 2025	25,487	$643
Total	25,487	$643

9. Income Tax

The Company commenced operations on September 26, 2024 and did not have any tax implications prior to the commencement of operations. For the period from October 16, 2023 (inception) through December 31, 2023, there was no taxable or distributable income.

The tax character of distributions for the years ended December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Ordinary income (including net short-term capital gains)	$3,265	$54
Capital gains	—	—
Return of Capital	—	—
Total taxable distributions	$3,265	$54

For the period from October 16, 2023 (inception) through December 31, 2023, there were no distributions.

The components of accumulated earnings (losses) on a tax basis for the years ended December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Undistributed net investment income (loss)	$3,947	$—
Undistributed capital gains	—	—
Total undistributed earnings	$3,947	$—
Capital loss carryforward	—	—
Net unrealized gains (losses)	1,173	—
Other temporary differences	(2,263)	—
Other accumulated gain (loss)	—	—
Total	$2,857	$—

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2025 and December 31, 2024, the Company had no capital loss carryforwards.

For the years ended December 31, 2025 and December 31, 2024, the Company made the following reclassifications of permanent book to tax differences:

	December 31, 2025	December 31, 2024
Additional paid-in capital in excess of par value	$(585)	$(27)
Distributable earnings (accumulated losses)	585	$27

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Net increase (decrease) in net assets resulting from operations	$5,537	$27
Net change in unrealized gains (losses)	(1,173)	—
Other expenses not currently deductible	2,848	27
Total taxable income before distributions	$7,212	$54

The Company’s aggregate unrealized gains and losses on investments based on cost for U.S. federal income tax purposes for the years ended December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Tax cost	$589,625	$9,242
Gross unrealized gains	1,931	—
Gross unrealized losses	(286)	—
Investments at fair value after Cash Equivalents	$591,270	$9,242

For the year ended December 31, 2025, there are no differences between U. S. GAAP basis and tax basis unrealized gains (losses) on our investments and there was no net tax unrealized appreciation (depreciation) on investments as of December 31, 2024.

Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Tax Information

During the years ended December 31, 2025 and December 31, 2024, the Company designated approximately 91.14% and 100%, respectively, of its distributions from net investment income as interest related dividends pursuant to Section 871(k) of the Code.

During the years ended December 31, 2025 and December 31, 2024, the Company designated 93.32% and 100%, respectively, of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $0 as capital gain dividends paid during the years ended December 31, 2025 and December 31, 2024.

During the years ended December 31, 2025 and December 31, 2024, the Company designated $0 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

10. Earnings (Losses) Per Share

The following table sets forth the computation of basic and diluted earnings (losses) per share of Common Stock for the years ended December 31, 2025, December 31, 2024, and for the period from October 16, 2023 (inception) through December 31, 2023:

	For the Year Ended
Earnings (losses) per share of Common Stock—basic and diluted	December 31, 2025	December 31, 2024	For the Period from October 16, 2023 (Inception) through December 31, 2023(2)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$5,352	$(27)	$—
Weighted average shares of Common Stock outstanding (basic and diluted) (1)	4,408,605	235,076	—
Earnings (losses) per share of Common Stock (basic and diluted)	$1.21	$(0.12)	$—

(1)
For the year ended December 31, 2024, the amounts are calculated based on the weighted average shares outstanding during the period beginning August 30, 2024 (the date on which the Company’s registration became effective) through December 31, 2024.
(2)
There were no shares of Common Stock outstanding as of December 31, 2023, or for the period from October 16, 2023 (inception) through December 31, 2023.

11. Financial Highlights

The following are the financial highlights per share of Common Stock outstanding:

($ in thousands, except share, per share amounts, and percentages)	For the Year Ended December 31, 2025	For the Period from August 30, 2024 Through December 31, 2024(1)
Per Share Data:
Net asset value per share of Common Stock, beginning of period	$24.82	$25.00
Net investment income (loss)(2)	0.97	0.11
Net realized and unrealized gain (loss)(2)	0.28	—
Total increase (decrease) in net assets resulting from investment operations	1.25	0.11
Distributions of net investment income to Preferred Stockholders(2)	(0.04)	(0.23)
Common Stock distributions declared from net investment income(8)	(0.34)	—
Net increase (decrease) in net assets relating to capital share transactions(6)	(0.45)	(0.06)
Total increase (decrease) in net assets applicable to holders of Common Stock	0.42	(0.18)
Net asset value per share of Common Stock, end of period	$25.24	$24.82
Total return based on net asset value(3)	3.08%	-0.74%
Ratios / Supplemental Data:
Ratio of net investment income (loss) to average net assets applicable to Common Stock(4)(7)	3.24%	1.21%
Ratio of total expenses to average net assets applicable to Common Stock, gross(4)(7)	13.23%	85.45%
Ratio of total expenses to average net assets applicable to Common Stock, net of waivers(4)(7)	12.67%	0.76%
Portfolio turnover rate(5)	1.86%	0.00%
Net assets, end of period	$241,306	$32,391
Shares of Common Stock outstanding, end of period	9,498,642	1,242,991
Weighted average shares of Common Stock outstanding	4,408,605	235,076
Total capital commitments, end of period	$729,030	$604,804
Ratio of total contributed capital to total committed capital, end of period	32.49%	5.10%
Asset coverage ratio	167.82%	2,096.46%

(1)
Period beginning on August 30, 2024 (the date on which the Company’s registration became effective).
(2)
Per share amounts are calculated based on the weighted average shares outstanding during the period.
(3)
Total return is calculated as the change in net asset value per share of Common Stock during the period, plus declared distributions per share of Common Stock, if any, and assuming reinvestment of distributions, divided by the net asset value per share of Common Stock at the beginning of the period. Total return is for the period indicated and has not been annualized.

(4)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs, and reimbursement of expense support. The ratio of total expenses to average net assets applicable to Common Stock, gross, excludes the effect of expenses waived by the Advisor, expense support, and reimbursement of expense support, which represented 0.56% and 84.69%, respectively, of average net assets for the year ended December 31, 2025 and for the period from August 30, 2024 through December 31, 2024.
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
(7)
The amounts reflected for the respective period do not reflect the effect of dividend payments to Preferred Stockholders.
(8)
The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.

12. Senior Securities

The following is information about the Company’s senior securities:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Preferred Stock
December 31, 2025	$1,545	$1,678	$3,000	N/A
December 31, 2024	1,545	20,965	3,000	N/A
Credit Facility
December 31, 2025	181,968	1,678	—	N/A
ABL Credit Facility
December 31, 2025	170,000	1,678	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)
The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable as the senior securities are not registered for public trading.

13. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the consolidated financial statements were issued. Except as noted below or already disclosed, there have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025.

Credit Facility

On January 30, 2026, the Company entered into a third amendment to its Revolving Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (i) extends the Stated Maturity Date from January 15, 2027 to January 14, 2028, (ii) provides that 80% of the aggregate unfunded capital commitments of certain investors will be included in calculations of the borrowing base under the Revolving Credit Agreement once at such times the Company has called and received at least 40% of the aggregate capital commitments of all investors, (iii) reduced the Applicable Margin (as defined therein) (A) in the case of RFR Loans, from 2.30% to 1.85%, (B) in the case of Eurocurrency Rate Loans, from 2.30% to 1.85%, (C) in the case of Reference Rate Loans, from 1.30% to 0.85% (each such loan as defined therein) and (D) in the case of Letter of Credit (as defined therein) fees, from 2.30% to 1.85%, (iv) reduced the unused commitment fee to 0.25% per annum on the unused portion of the lenders’ commitments when such unused portion is greater than fifty percent (50%) of the Credit Facility’s maximum commitment and (v) amends certain investor concentration limits, and waives the applicability of certain investor concentration limits until June 30, 2026.

Capital Commitments

Subsequent to December 31, 2025, the Company closed additional Capital Commitments in its private offerings totaling $271.0 million, of which $0.1 million was from affiliates of the Advisor, resulting in total Capital Commitments of $1.0 billion as of March 5, 2026.

Distributions

On March 4, 2026, the Board of Directors of the Company declared a cash distribution of $0.20 per share of the Company’s Common Stock. The distribution is payable on March 12, 2026, to the holders of record of the Company’s Common Stock as of the close of business on March 6, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company's distribution reinvestment plan.

Investment Operations

As of March 5, 2026, the Company’s investment portfolio totaled $765.6 million across 22 portfolio companies, comprising of loan commitments of $709.3 million in aggregate principal amount, of which $540.8 million was funded and $168.5 million was unfunded, and a preferred equity investment of $56.3 million.

Recent Transactions

Blue River - Blue River PetCare, LLC

The Company closed on the upsize of a first-lien credit facility for Blue River PetCare (“Blue River”) to fund tuck-in acquisitions and organic growth initiatives. Blue River operates a fully integrated platform of general veterinary practices.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Co-Presidents and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on that evaluation, our Co-Presidents and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded and reported within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to us, including our Co-Presidents and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Co-Presidents and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for new public reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K. The Company has adopted an insider trading policy governing the purchase, sale and disposition of the Company’s securities by directors and executive officers of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item can be found in the Company’s Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item can be found in the Company’s Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item can be found in the Company’s Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item can be found in the Company’s Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item can be found in the Company’s Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1.
Financial Statements- Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.
Financial Statements Schedules- None. Financial statements schedules that are not listed herein have been omitted because they are not required or not applicable or the required information is included in the consolidated financial statements or notes thereto included in the Annual Report.
3.
Exhibits- The following is a list of all exhibits filed as part of this Annual Report, including those incorporated by reference.

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
10.9

Second Amendment to the Revolving Credit Agreement, dated as of December 19, 2025, by and among 5C Lending Partners Corp., as initial borrower and U.S. Bank National Association, as administrative agent, letter of credit issuer and a lender (6)

10.10*

Loan, Security, and Collateral Management Agreement, dated November 6, 2025, by and among 5CLP BDC I ABL SPV-A LLC, as borrower, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and the lenders from time to time party thereto

10.11

Third Amendment to the Revolving Credit Agreement, dated as of January 30, 2026, by and among 5C Lending Partners Corp., as initial borrower and U.S. Bank National Association, as administrative agent, letter of credit issuer and a lender (7)

14.1	Code of Ethics and Business Conduct (5)
19.1	Insider Trading Policy (5)
21.1*	List of Subsidiaries
31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

(1)
Previously filed as an exhibit to the Registrant’s registration statement on Form 10 (File No. 000-56665) filed on July 1, 2024, and incorporated herein by reference.
(2)
Previously filed as an exhibit to the Registrant’s amendment No. 1 to the registration statement on Form 10 (File No. 000-56665) filed on August 13, 2024, and incorporated herein by reference.
(3)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on September 27, 2024 and incorporated by reference herein.

(4)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on January 23, 2025 and incorporated by reference herein.
(5)
Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed on March 13, 2025 and incorporated by reference herein.
(6)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on December 30, 2025 and incorporated by reference herein.
(7)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on February 2, 2026 and incorporated by reference herein.

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2026

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

Signature	Title	Date

/s/ Thomas Connolly	Co-President, Director	March 5, 2026
Thomas Connolly	(Co-Principal Executive Officer)

/s/ Michael Koester	Co-President, Director	March 5, 2026
Michael Koester	(Co-Principal Executive Officer)

/s/ Jason Roos	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 5, 2026
Jason Roos

/s/ Sheila Finnerty	Director	March 5, 2026
Sheila Finnerty

/s/ Robert Gheewalla	Director	March 5, 2026
Robert Gheewalla

/s/ Seth Lawry	Director	March 5, 2026
Seth Lawry