Form 10-Q
period 2026-03-31
5C Lending Partners Corp.
filed 2026-05-06
CIK 1998387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026 there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on May 6, 2026 was 11,984,588.

5C Lending Partners Corp.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about 5C Lending Partners Corp. (the “Company,” “we” or “our”), the Company’s current and prospective portfolio investments, the Company’s industry, the Company’s beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio investments. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “Annual Report”) provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” in our Annual Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, the Company assumes no duty and does not undertake any obligation to update the forward-looking statements contained in this Report. Because the Company is an investment company, the forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 21E of the 1934 Act and Section 27A of the 1933 Act.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

5C Lending Partners Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Non-controlled, non-affiliated investments at fair value (amortized cost $663,527 and $450,797, respectively)	$655,446	$452,442
Cash and cash equivalents	67,221	137,048
Restricted cash and cash equivalents	4,625	1,982
Deferred offering costs	508	386
Deferred financing costs	5,698	5,394
Interest receivable	2,901	4,262
Dividend receivable	28	39
Other assets	260	198
Total Assets	$736,687	$601,751

Liabilities
Credit Facility	$218,078	$181,968
ABL Credit Facility	216,000	170,000
Due to affiliate	5,041	2,722
Interest payable	1,695	2,067
Management fees payable	846	589
Incentive fees on net investment income payable	602	413
Incentive fees on net capital gains accrued	—	126
Distribution payable	—	1,937
Excise tax payable	—	151
Accrued expenses and other liabilities	655	472
Total Liabilities	$442,917	$360,445

Commitments and contingencies (Note 7)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 515 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 11,984,588 and 9,498,642 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	12	9
Additional paid-in capital in excess of par value of Common Stock	297,740	236,895
Distributable earnings (Accumulated losses)	(5,527)	2,857
Total Net Assets	$293,770	$241,306
Total Liabilities and Net Assets	$736,687	$601,751
Net Asset Value Per Share of Common Stock(2)	$24.38	$25.24

(1) The par amount of Preferred Stock at March 31, 2026 and December 31, 2025 is zero due to rounding.

(2) Net asset value per share of Common Stock may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$9,860	$981
Paid-in-kind interest income	2,190	—
Dividend income	64	52
Paid-in-kind dividend income	1,548	—
Other income	313	30
Total Investment Income	13,975	1,063
Expenses
Interest expense	$5,227	$557
Administrative service expenses	606	846
Professional fees	633	552
Amortization of deferred offering costs	144	408
Other general and administrative expenses	410	208
Directors’ fees	89	86
Management fees	846	42
Incentive fees on net investment income	602	—
Incentive fees on net capital gains	(126)	—
Total Expenses	8,431	2,699
Less: Expenses waived by Advisor (Note 3)	—	(762)
Less: Expense Support (Note 3)	—	(1,313)
Reimbursement of expense support (Note 3)	2,772	464
Net Expenses	11,203	1,088
Net Investment Income (Loss)	2,772	(25)
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(9,725)	(28)
Translation of assets and liabilities in foreign currencies	384	—
Total net change in unrealized gains (losses)	(9,341)	(28)
Realized gains (losses):
Non-controlled, non-affiliated investments	—	—
Foreign currency transactions	93	—
Total net realized gains (losses)	93	—
Total Net Unrealized and Realized Gains (Losses)	(9,248)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,476)	$(53)
Preferred Stock dividends	(46)	(46)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(6,522)	$(99)
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(1)	$0.28	$(0.02)
Earnings (losses) per share of Common Stock (basic and diluted)(1)	$(0.66)	$(0.07)
Weighted average shares of Common Stock outstanding (basic and diluted)	9,864,463	1,350,604

(1) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings (losses) per share of Common Stock (basic and diluted) may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2025(1)	515	$—	9,498,642	$9	$238,440	$2,857	$241,306
Operations:
Net investment income (loss)	—	—	—	—	—	2,772	2,772
Net change in unrealized gains (losses)	—	—	—	—	—	(9,341)	(9,341)
Net realized gains (losses)	—	—	—	—	—	93	93
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(6,476)	(6,476)
Capital Share Transactions:
Issuance of Common Stock	—	—	2,400,794	3	58,696	—	58,699
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Distributions to Common Stockholders	—	—	—	—	—	(1,908)	(1,908)
Preferred Stock dividends from net investment income	—	—	—	—	—	—	—
Common Stock issued from reinvestment of distributions(2)	—	—	85,152	—	2,149	—	2,149
Net Increase (Decrease) for the Period	—	—	2,485,946	3	60,845	(8,384)	52,464
Balance at March 31, 2026(1)	515	$—	11,984,588	$12	$299,285	$(5,527)	$293,770

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391
Operations:
Net investment income (loss)	—	—	—	—	—	(25)	(25)
Net change in unrealized gains (losses)	—	—	—	—	—	(28)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(53)	(53)
Capital Share Transactions:
Issuance of Common Stock	—	—	1,614,205	2	39,998	—	40,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	1,614,205	2	39,998	(53)	39,947
Balance at March 31, 2025(1)	515	$—	2,857,196	$3	$72,388	$(53)	$72,338

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) The par amounts of Common Stock issued from reinvestment of distributions are zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(6,476)	$(53)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments, net	(209,716)	(51,324)
Proceeds from sale of investments and principal repayments	1,091	—
Paid-in-kind interest income	(2,169)	—
Paid-in-kind dividend income	(1,548)	—
Net change in unrealized (gains) losses on investments	9,725	28
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(384)	—
Net amortization of discount on investments	(387)	(28)
Accrual of deferred offering costs	(266)	(107)
Amortization of deferred offering costs	144	408
Accrual of deferred financing costs	(78)	(82)
Amortization of deferred financing costs	479	176
Changes in Operating Assets and Liabilities:
Interest receivable	1,361	(594)
Management fees payable	257	42
Incentive fees on net investment income	189	—
Incentive fees on net capital gains	(126)	—
Interest payable	(372)	227
Excise tax payable	(151)	—
Dividend receivable	11	(2)
Other assets	(62)	—
Due to affiliate	2,319	368
Accrued expenses and other liabilities	182	(98)
Net Cash Provided by (used in) Operating Activities	(205,977)	(51,039)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	58,699	40,000
Borrowings on debt - Credit Facility	267,797	70,200
Repayments on debt - Credit Facility	(231,300)	(22,600)
Borrowings on debt - ABL Facility	46,000	—
Deferred financing costs paid	(706)	(1,295)
Distributions paid to Common Stockholders in cash	(1,697)	—
Net Cash Provided by (used in) Financing Activities	138,793	86,305
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Cash	(67,184)	35,266
Cash and Cash Equivalents, Including Restricted Cash, Beginning of Period	139,030	32,280
Cash and Cash Equivalents, Including Restricted Cash, End of Period	$71,846	$67,546
Supplemental information and non-cash activities:
Interest paid during the period	$5,118	$154
Reinvestment of distributions during the period	$2,149	$—
Excise and other taxes paid during the period	$156	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$67,221	$137,048
Restricted cash and cash equivalents	4,625	1,982
Total Cash and cash equivalents, and Restricted cash presented in the Consolidated Statements of Cash Flows	$71,846	$139,030

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Aerospace and Defense
Titan BW Borrower L.P. (dba Triumph)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	8.42%	7/2032	$1,069	$1,056	$1,060	0.36%
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	—	7/2032	—	(32)	(25)	-0.01%
Titan BW Borrower L.P. (dba Triumph)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.38%	9.04% (incl. 2.88% PIK)	7/2032	21,391	21,191	21,241	7.27%
							22,215	22,276	7.62%
Construction and Engineering
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	8/2032	—	(29)	(15)	0.00%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	8.43%	8/2032	842	756	773	0.26%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.75%	8.45%	8/2032	29,400	28,990	29,077	9.95%
							29,717	29,835	10.21%
Distributors
BCPE Empire Holdings, Inc. (dba Imperial Dade)(3)(16)	Second Lien Term Loan	4/2025	SOFR + 5.25%	8.92%	12/2031	40,000	39,468	39,280	13.44%
							39,468	39,280	13.44%
Diversified Consumer Services
Mindbody, Inc. (dba Playlist)(12)	First Lien Revolver	3/2026	SOFR + 6.00%	—	3/2033	—	(67)	(67)	-0.02%
Mindbody, Inc. (dba Playlist)(3)(16)	First Lien Term Loan	3/2026	SOFR + 6.00%	9.70%	3/2033	35,556	35,022	35,022	11.98%
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Revolver	5/2025	SOFR + 5.25%	—	5/2031	—	(36)	(43)	-0.01%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	2/2026	SOFR + 5.25%	8.95%	5/2032	8,970	8,885	8,881	3.04%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	5/2025	SOFR + 5.25%	8.95%	5/2032	45,552	45,146	45,097	15.43%
							88,950	88,890	30.42%
Health Care Providers and Services
AAH Topco., LLC (dba Alliance Animal Health)(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	8.77%	12/2027	8,119	8,030	8,079	2.76%
Aryeh Bidco Investment Ltd. (dba Dentalcorp)(3)(9)(12)(17)	First Lien Delayed Draw Term Loan	1/2026	C + 5.00%	7.27%	1/2033	CAD 1,550	1,089	1,069	0.37%
Aryeh Bidco Investment Ltd. (dba Dentalcorp)(9)(12)(17)	First Lien Revolver	1/2026	C + 5.00%	—	1/2033	—	(54)	(56)	-0.02%
Aryeh Bidco Investment Ltd. (dba Dentalcorp)(3)(9)(16)(17)	First Lien Term Loan	1/2026	C + 5.00%	7.31%	1/2033	CAD 58,264	41,569	41,450	14.18%
Blue River PetCare, LLC(12)	First Lien Delayed Draw Term Loan	2/2026	SOFR + 5.00%	—	8/2029	—	(61)	(64)	-0.02%
Blue River PetCare, LLC(3)(12)	First Lien Revolver	2/2026	SOFR + 5.00%	8.67%	8/2029	462	439	439	0.15%
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(12)(17)	First Lien Delayed Draw Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 6,344	4,464	4,509	1.54%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(16)(17)	First Lien Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 17,236	$12,183	$12,287	4.21%
Premier Care Dental Management, LLC (dba Dental365)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 5.00%	8.67%	8/2028	14,478	14,338	14,346	4.91%
Premier Care Dental Management, LLC (dba Dental365)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.00%	8.67%	8/2028	2,993	2,993	2,969	1.02%
							84,990	85,028	29.10%
Health Care Technology
AGS Health BCP Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(5)	37	0.01%
AGS Health BCP Holdings, Inc.(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(4)	—	0.00%
AGS Health BCP Holdings, Inc.(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.17%	8/2032	13,409	13,378	13,503	4.62%
AGS Health BCP LLC(9)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(3)	21	0.01%
AGS Health BCP LLC(9)(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(2)	—	0.00%
AGS Health BCP LLC(3)(9)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.17%	8/2032	7,045	7,029	7,094	2.43%
							20,393	20,655	7.07%
Insurance
Fetch, Inc.(12)	First Lien Delayed Draw Term Loan	3/2026	SOFR + 4.75%	—	3/2033	—	(50)	(50)	-0.01%
Fetch, Inc.(12)	First Lien Revolver	3/2026	SOFR + 4.75%	—	3/2033	—	(60)	(60)	-0.02%
Fetch, Inc.(3)(16)	First Lien Term Loan	3/2026	SOFR + 4.75%	8.42%	3/2033	34,000	33,660	33,660	11.52%
Foundation Risk Partners, Corp.(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	8.45%	10/2030	17,460	17,373	17,329	5.93%
High Street Buyer, Inc. (dba Highstreet Insurance)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	8.20%	4/2028	2,254	2,206	2,167	0.74%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Delayed Draw Term Loan	8/2025	SOFR + 4.25%	—	8/2032	—	(17)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Revolver	8/2025	SOFR + 4.25%	—	8/2032	—	(15)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.25%	7.95%	8/2032	19,554	19,373	19,378	6.63%
World Insurance Associates, LLC(3)(12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	8.70%	4/2030	12,197	12,133	11,957	4.09%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(4)	(13)	0.00%
							84,599	84,338	28.86%
Professional Services
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(24)	(18)	-0.01%
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(24)	(23)	-0.01%
Endor Purchaser, Inc. (dba CompTIA)(3)(16)	First Lien Term Loan	1/2025	SOFR + 5.00%	8.70%	1/2032	26,053	25,834	25,845	8.84%
Homerun Blocker, Inc. (dba Excel Sports Management)(18)	Senior Subordinated Loan	1/2026	—	11.50% PIK	1/2032	77,013	75,579	75,549	25.85%
							101,365	101,353	34.67%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
Software
Flexera Software LLC(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	$—	$(4)	$(39)	-0.01%
Flexera Software LLC(3)	First Lien Term Loan	8/2025	E + 4.50%	6.45%	8/2032	EUR 6,361	7,430	7,172	2.45%
Flexera Software LLC(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.15%	8/2032	21,076	21,030	20,570	7.04%
Starlight Parent, LLC (dba SolarWinds)(3)(16)	Second Lien Term Loan	7/2025	SOFR + 6.00%	9.67%	4/2033	50,000	48,358	42,050	14.39%
Navex Global Holdings Corporation(12)	First Lien Delayed Draw Term Loan	10/2025	SOFR + 5.00%	—	10/2032	—	(36)	(153)	-0.05%
Navex Global Holdings Corporation(12)	First Lien Revolver	10/2025	SOFR + 5.00%	—	10/2031	—	(3)	(9)	0.00%
Navex Global Holdings Corporation(3)(16)	First Lien Term Loan	10/2025	SOFR + 5.00%	8.68%	10/2032	33,000	32,855	32,588	11.15%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.75%	—	1/2032	—	(45)	(216)	-0.07%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Revolver	1/2025	SOFR + 4.75%	—	1/2032	—	(27)	(81)	-0.03%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(16)	First Lien Term Loan	1/2025	SOFR + 4.75%	8.45%	1/2032	25,751	25,530	25,108	8.59%
							135,088	126,990	43.46%
Total Debt Investments							606,785	598,645	204.85%
Equity and Other Investments
Health Care Providers and Services
KPCI Holdings Ltd. (dba PCI Pharma Services)(9)(11)	Preferred Equity	10/2025	—	11.00% PIK	—	55,000	56,742	56,801	19.44%
							56,742	56,801	19.44%
Total Equity and Other Investments							56,742	56,801	19.44%
Total Investments before Cash Equivalents							$663,527	$655,446	224.29%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund		—	3.55%	—	70,397	70,397	70,397	24.09%
Total Cash Equivalents							$70,397	$70,397	24.09%
Total Investments after Cash Equivalents							$733,924	$725,843	248.38%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(in thousands, except percentages and shares)

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States.
(2)
Unless otherwise indicated, the fair value of all investments were determined using significant unobservable inputs and are considered Level 3 investments in accordance with ASC Topic 820. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value.
(3)
Investment contains a variable rate structure, and may be subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or an alternate base rate (which can include the Federal Funds Rate or the Prime Rate), selected at the borrower’s option, and which reset periodically based on the terms of the credit agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The interest rate shown is the interest rate in effect at March 31, 2026. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate by par in effect at March 31, 2026.
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
(6)
As of March 31, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $733,924 resulting in estimated gross unrealized gains and losses of $731 and $8,812, respectively.
(7)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company does not “control” any portfolio companies.
(8)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company does not identify any of its portfolio companies as affiliates.
(9)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 16.9% of total assets as calculated in accordance with regulatory requirements as of March 31, 2026.
(10)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the 1933 Act, and may be deemed to be “restricted securities” under the 1933 Act. As of March 31, 2026, the aggregate fair value of these securities is $56,801, or 19.34% of the Company’s net assets.
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
(14)
All funded debt investments are income-producing. As of March 31, 2026, there were no investments that were on a non-accrual status.
(15)
Position or portion thereof is pledged as collateral under the Company’s Repurchase Obligations (as defined below). See Note 6 “Debt” for additional details. As of March 31, 2026, no investments were pledged as collateral under the Company’s Repurchase Obligations.
(16)
Position or portion thereof held within ABL SPV-A and is pledged as collateral supporting the amounts outstanding under the revolving ABL Credit Facility with Ally Bank. See Note 6 “Debt” for additional details.
(17)
Portfolio company headquarters are located outside of the United States.
(18)
This investment is a loan to a holding company and is therefore classified as subordinated debt.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Aerospace and Defense
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	7/2032	$—	$(8)	$2	0.00%
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	—	7/2032	—	(33)	(14)	-0.01%
Titan BW Borrower L.P. (dba Triumph)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.38%	9.25% (incl. 2.88% PIK)	7/2032	21,287	21,079	21,202	8.84%
							21,038	21,190	8.83%
Construction and Engineering
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	8/2032	—	(30)	(19)	-0.01%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	8.60%	8/2032	842	753	766	0.32%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.75%	8.42%	8/2032	29,474	29,043	29,120	12.15%
							29,766	29,867	12.46%
Distributors
BCPE Empire Holdings, Inc. (dba Imperial Dade)(3)(16)	Second Lien Term Loan	4/2025	SOFR + 5.25%	9.07%	12/2031	40,000	39,437	39,520	16.48%
							39,437	39,520	16.48%
Diversified Consumer Services
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Delayed Draw Term Loan	5/2025	SOFR + 5.25%	—	5/2032	—	(6)	(7)	0.00%
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Revolver	5/2025	SOFR + 5.25%	—	5/2031	—	(38)	(42)	-0.01%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	5/2025	SOFR + 5.25%	8.92%	5/2032	44,285	43,857	43,842	18.30%
							43,813	43,793	18.29%
Health Care Providers and Services
AAH Topco., LLC (dba Alliance Animal Health)(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	8.82%	12/2027	5,003	4,915	4,960	2.07%
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(12)(17)	First Lien Delayed Draw Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 6,360	4,471	4,565	1.90%
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(17)	First Lien Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 17,280	12,206	12,465	5.20%
Premier Care Dental Management, LLC (dba Dental365)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 5.00%	8.72%	8/2028	9,376	9,247	9,289	3.87%
Premier Care Dental Management, LLC (dba Dental365)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.00%	8.72%	8/2028	3,000	3,000	2,979	1.24%
							33,839	34,258	14.28%
Health Care Technology
AGS Health BCP Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(5)	15	0.01%
AGS Health BCP Holdings, Inc.(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(4)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
AGS Health BCP Holdings, Inc.(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.32%	8/2032	$13,409	$13,376	$13,436	5.60%
AGS Health BCP LLC(9)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(3)	8	0.00%
AGS Health BCP LLC(9)(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(2)	—	0.00%
AGS Health BCP LLC(3)(9)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.32%	8/2032	7,045	7,027	7,059	2.94%
							20,389	20,518	8.55%
Insurance
Foundation Risk Partners, Corp.(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	8.62%	10/2030	14,580	14,490	14,581	6.08%
High Street Buyer, Inc. (dba Highstreet Insurance)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	8.17%	4/2028	1,503	1,450	1,463	0.61%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Delayed Draw Term Loan	8/2025	SOFR + 4.50%	—	8/2032	—	(18)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	—	(16)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.17%	8/2032	19,554	19,363	19,378	8.08%
World Insurance Associates, LLC(3)(12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	8.68%	4/2030	11,232	11,162	11,094	4.63%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(4)	(8)	0.00%
							46,427	46,478	19.38%
Professional Services
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(25)	64	0.03%
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(25)	—	0.00%
Endor Purchaser, Inc. (dba CompTIA)(3)(16)	First Lien Term Loan	1/2025	SOFR + 5.00%	8.67%	1/2032	26,119	25,884	26,276	10.97%
							25,834	26,340	11.00%
Software
Starlight Parent, LLC (dba SolarWinds)(3)(16)	Second Lien Term Loan	7/2025	SOFR + 6.00%	9.70%	4/2033	50,000	48,309	48,700	20.32%
Flexera Software LLC(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	—	(4)	(13)	-0.01%
Flexera Software LLC(3)	First Lien Term Loan	8/2025	E + 4.50%	6.43%	8/2032	EUR 6,361	7,427	7,411	3.09%
Flexera Software LLC(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.35%	8/2032	21,076	21,025	20,907	8.72%
Navex Global Holdings Corporation(12)	First Lien Delayed Draw Term Loan	10/2025	SOFR + 5.00%	—	10/2032	—	(37)	(38)	-0.02%
Navex Global Holdings Corporation(12)	First Lien Revolver	10/2025	SOFR + 5.00%	—	10/2031	—	(3)	(4)	0.00%

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

5C Lending Partners Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share, per share data, percentages and as otherwise noted)

1. Organization and Business

5C Lending Partners Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory and tax requirements. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC (“Equity Holdings I”), a Delaware limited liability company, which is taxed as a C corporation for federal income tax purposes. Equity Holdings I was formed to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of March 31, 2026, Equity Holdings I had not made any investments. On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC (“ABL SPV-A”), a Delaware limited liability company whose assets are used to secure the ABL Credit Facility (as defined below).

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2026.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits held with financial institutions and are highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of March 31, 2026 and December 31, 2025, the Company had $67,033 and $136,846, respectively, of cash equivalents and $3,364 and $1,982, respectively, of restricted cash equivalents invested in a money market fund. As of March 31, 2026 and December 31, 2025, the Company had cash and restricted cash balances of $1,449 and $202, respectively, of which $1,261 and $0, respectively, were restricted. As of March 31, 2026 and December 31, 2025, cash included $166 (EUR 144) and $125 (EUR 106) denominated in Euro, respectively. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined in Note 6 “Debt”). Under the fair value hierarchy, cash and cash equivalents are classified as Level 1.

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. To the extent a debt investment contains PIK provisions, PIK interest is accrued and recorded as interest income at the contractual rates. For the three months ended March 31, 2026, $2,190 of our investment income was comprised of PIK interest. For the three months ended March 31, 2025, none of our investment income was comprised of PIK interest. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity investment on the respective dividend payment dates rather than being paid in cash. PIK dividends added to the principal balance are generally due at a certain trigger date or collected upon redemption of the equity. For the three months ended March 31, 2026, $1,548 of our investment income was comprised of PIK dividend income. For the three months ended March 31, 2025 the Company did not earn any PIK dividends. Dividend income earned from money market funds is recorded on an accrual basis.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s Credit Facilities. These amounts are capitalized as assets on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the Credit Facilities and included in interest expense in the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the Company had deferred financing costs net of amortization of $5,698 and $5,394, respectively. For the three months ended March 31, 2026 and March 31, 2025, amortization of deferred financing costs included in interest expense was $479 and $176, respectively. As of March 31, 2026 and December 31, 2025, the amount of capitalized financing costs paid or payable by an affiliate of the Advisor on behalf of the Company was $117 and $135, respectively, and the amount of capitalized financing costs payable to third parties was $30 and $70, respectively. As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings of $434,078 and $351,968, respectively.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company’s continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company’s commencement of operations or incurrence. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred offering costs of $266 and $107, respectively. For the three months ended March 31, 2026, and March 31, 2025, amortization of offering costs totaled $144 and $408, respectively. For the three months ended March 31, 2026, the Advisor did not elect to pay any amortized offering costs on behalf of the Company, pursuant to the Expense Support Agreement defined and further described in Note 3. For the three months ended March 31, 2025, the portion of amortized offering costs that the Advisor elected to pay on behalf of the Company was $383, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

As of March 31, 2026 and December 31, 2025, the Company had a capitalized balance of $508 and $386, respectively, of offering costs net of amortization. As of March 31, 2026 and December 31, 2025, the amount of capitalized offering costs paid by, or agreed to be paid by, an affiliate of the Advisor on behalf of the Company was $653 and $386, respectively. As of March 31, 2026 and December 31, 2025, there were no capitalized offering costs payable to third parties.

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

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized in other assets on the Consolidated Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of March 31, 2026 and December 31, 2025, the Company had prepaid expenses of $30 and $42, respectively.

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

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s federal and state tax returns, beginning with the tax year ended December 31, 2024, remain open to examination by applicable tax authorities.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the consolidated financial statements.

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

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. The Management Fee will increase to 1.00% in the event the Company’s Common Stock is listed on a national securities exchange (an “Exchange Listing”).

The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

For the three months ended March 31, 2026, and March 31, 2025, Management Fees were $846 and $42, respectively.

As of March 31, 2026 and December 31, 2025, Management Fees payable were $846 and $589, respectively.

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

For the three months ended March 31, 2026, the Company accrued Investment Income Incentive Fees of $602. As of March 31, 2026, $602 was payable to the Advisor for Investment Income Incentive Fees. For the three months ended March 31, 2025, the Company did not accrue or incur any Investment Income Incentive Fees.

For the three months ended March 31, 2026, the Company accrued Capital Gains Incentive Fees of $(126), representing a reversal of previously accrued amounts due to increased unrealized losses during the period in excess of realized and unrealized gains. For the three months ended March 31, 2025, the Company did not accrue any Capital Gains Incentive Fee since there were no net realized or unrealized gains as of such date.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred administrative service expenses of $606 and $846, respectively, under the Administration Agreement. For the three months ended March 31, 2026 and March 31, 2025, $0 and $762, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three months ended March 31, 2026 and March 31, 2025, $0 and $84, respectively, of these expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

The following table shows the summary of expense payments and related reimbursement payments since the Company’s commencement of operations:

	Expense Payments Made by Advisor	Cumulative Reimbursement Payments to Advisor	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per share of Common Stock(2)	Operating Expense Ratio(3)
For the Quarter Ended
September 30, 2024(1)	$2,831	$2,831	$—	September 30, 2027	—	37.07%
December 31, 2024	1,143	1,143	—	December 31, 2027	—	7.30%
March 31, 2025	1,313	1,313	—	March 31, 2028	—	2.34%
June 30, 2025	1,935	1,267	668	June 30, 2028	—	1.25%
September 30, 2025	403	—	403	September 30, 2028	—	0.69%
December 31, 2025	106	—	106	December 31, 2028	2.30%	0.61%
Total	$7,731	$6,554	$1,177

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

As of March 31, 2026, the Advisor has provided written commitments for Expense Payments in the amount of $7,731 related to expenses incurred by the Company since inception. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $2,772 and $464, respectively, of Reimbursement Payment obligations related to Expense Payments made by the Advisor in previous quarters. Pursuant to the Expense Support Agreement, Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor. As of March 31, 2026 and December 31, 2025, there was $2,772 and $560, respectively, included within due to affiliates for reimbursement of expense support.

On May 5, 2026, the Company entered into the Expense Limitation Agreement (as defined below), replacing the Expense Support Agreement. Refer to Note 11 for more information about the Expense Limitation Agreement.

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

Due to Affiliate

As of March 31, 2026 and December 31, 2025, 5C Investment Partners LP, an affiliate of the Advisor, had paid or agreed to pay $653 and $386, respectively, of offering costs, and $117 and $135, respectively, of financing costs on behalf of the Company, which represents a liability of the Company.

4. Investments at Fair Value

The composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$443,380	$441,766	$307,857	$309,054
Second Lien debt investments	87,826	81,330	87,746	88,220
Unsecured and Subordinated debt investments	75,579	75,549	—	—
Preferred equity investments	56,742	56,801	55,194	55,168
Total Investments	$663,527	$655,446	$450,797	$452,442

The industry composition of investments at amortized cost and fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$22,215	$22,276	3.4%	$21,038	$21,190	4.7%
Construction and Engineering	29,717	29,835	4.5%	29,766	29,867	6.6%
Distributors	39,468	39,280	6.0%	39,437	39,520	8.7%
Diversified Consumer Services	88,950	88,890	13.6%	43,813	43,793	9.7%
Health Care Providers and Services	141,732	141,829	21.6%	89,033	89,426	19.8%
Health Care Technology	20,393	20,655	3.2%	20,389	20,518	4.5%
Insurance	84,599	84,338	12.8%	46,427	46,478	10.3%
Professional Services	101,365	101,353	15.5%	25,834	26,340	5.8%
Software	135,088	126,990	19.4%	135,060	135,310	29.9%
Total	$663,527	$655,446	100.0%	$450,797	$452,442	100.0%

The geographic composition of investments at fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
United States	91.0%	96.2%
Canada	9.0%	3.8%
Total	100.0%	100.0%

5. Fair Value Measurements

The following tables summarize the Company’s investments and cash equivalents categorized within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$441,766	$441,766
Second Lien debt investments	—	—	81,330	81,330
Unsecured and Subordinated debt investments	—	—	75,549	75,549
Preferred equity investments	—	—	56,801	56,801
Total Investments at fair value before Cash Equivalents	—	—	655,446	655,446
Money Market Fund	70,397	—	—	70,397
Total Cash Equivalents	70,397	—	—	70,397
Total Investments at fair value after Cash Equivalents	$70,397	$—	$655,446	$725,843

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$309,054	$309,054
Second Lien debt investments	—	—	88,220	88,220
Unsecured and Subordinated debt investments	—	—	—	—
Preferred equity investments	—	—	55,168	55,168
Total Investments at fair value before Cash Equivalents	—	—	452,442	452,442
Money Market Fund	138,828	—	—	138,828
Total Cash Equivalents	138,828	—	—	138,828
Total Investments at fair value after Cash Equivalents	$138,828	$—	$452,442	$591,270

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$309,054	$88,220	$—	$55,168	$452,442
Purchases and originations of investments	136,216	—	73,500	—	209,716
Paid-in-kind interest income	156	—	2,013	—	2,169
Paid-in-kind dividend income	—	—	—	1,548	1,548
Proceeds from sale of investments and principal repayments	(1,091)	—	—	—	(1,091)
Net change in unrealized gains (losses) on investments	(2,810)	(6,970)	(30)	85	(9,725)
Net realized gains (losses) on investments	—	—	—	—	—
Net amortization of discount on investments	241	80	66	—	387
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$441,766	$81,330	$75,549	$56,801	$655,446
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at March 31, 2026	$(2,810)	$(6,970)	$(30)	$85	$(9,725)

		Three Months Ended
	March 31, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases and originations of investments	51,324	—	—	—	51,324
Paid-in-kind interest income	—	—	—	—	—
Paid-in-kind dividend income	—	—	—	—	—
Proceeds from sale of investments and principal repayments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(28)	—	—	—	(28)
Net realized gains (losses) on investments	—	—	—	—	—
Net amortization of discount on investments	28	—	—	—	28
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$51,324	$—	$—	$—	$51,324
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at March 31, 2025	$(28)	$—	$—	$—	$(28)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. During the three months ended March 31, 2026 and March 31, 2025, no investments were transferred into or out of Level 3.

The following tables present the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value for the Level 3 investments.

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$372,886	Income approach	Discount rate	8.4% - 9.7% (9.2%)	Decrease
First Lien debt investments	68,880	Recent Transaction	Transaction Price	98.5% - 99.5% (98.7%)	Increase
Second Lien debt investments	81,330	Income approach	Discount rate	9.9% - 14.1% (12.1%)	Decrease
Unsecured and Subordinated debt investments	75,549	Income approach	Discount rate	12.6% - 12.6% (12.6%)	Decrease
Preferred equity investments	56,801	Income approach	Discount rate	12.0% - 12.0% (12.0%)	Decrease
Total	$655,446

(1)
The weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$259,231	Income approach	Discount rate	8.3% - 9.4% (8.8%)	Decrease
First Lien debt investments	49,823	Recent Transaction	Transaction Price	99.0% - 99.5% (99.3%)	Increase
Second Lien debt investments	88,220	Income approach	Discount rate	9.5% - 10.5% (10.1%)	Decrease
Preferred equity investments	55,168	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Total	$452,442

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s Credit Facilities (as defined below) approximates its fair value, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2026 and December 31, 2025.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61(a) of the 1940 Act, the Company obtained Board of Directors’ approval to borrow amounts such that its asset coverage is at least 150%, rather than 200%. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 167.08% and 167.82%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test.

The Company’s outstanding debt obligations as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$218,078	$218,078	$31,922
ABL Credit Facility	400,000	216,000	216,000	184,000
Total Debt	$650,000	$434,078	$434,078	$215,922

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

Pursuant to Section 2.15 of the Revolving Credit Agreement (“Section 2.15”), an increase was effective on June 27, 2025 for the revolving credit facility (the “Credit Facility” and, such increase, the “First Committed Accordion Exercise”). The Credit Facility and ABL Credit Facility (as defined below) are referred to collectively as the “Credit Facilities.” Pursuant to the First Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150.0 million to $215.0 million. Pursuant to Section 2.15, an increase was effective on September 8, 2025 for the Credit Facility (the “Second Committed Accordion Exercise”). Pursuant to the Second Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $215.0 million to $250.0 million (the “Maximum Principal Amount”), of which $50.0 million is available for standby letters of credit. As of March 31, 2026, the Company had no outstanding letters of credit issued through the Credit Facility. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. Subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

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

As of March 31, 2026, borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars (USD), at the Company’s option (a) the daily simple SOFR plus 1.85%, (b) the Adjusted Term SOFR for the applicable interest period plus 1.85% or (c) 0.85% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in Euros, Yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 1.85%; (iii) in the case of loans denominated in sterling, SONIA plus 1.85%; (iv) in the case of loans denominated in Swiss francs, SARON plus 1.85%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 1.85% or (b) the adjusted Term CORRA for the applicable interest period plus 1.85%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.15%, subject to certain conditions. As of March 31, 2026, the Company had outstanding debt denominated in Euro (EUR) of 6.4 million and Canadian dollars (CAD) of 82.5 million on its Credit Facility included in outstanding principal in the table above. As of March 31, 2026, USD borrowings under the Credit Facility bore interest at the daily simple SOFR plus 1.85%, EUR borrowings under the Credit Facility bore interest at the Eurocurrency Rate for the applicable interest period plus 1.85%, and CAD borrowings under the Credit Facility bore interest at the adjusted Term CORRA for the applicable interest period plus 1.85%. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility on the basis of actual days elapsed in a year consisting of 360 days. As of March 31, 2026, the unused commitment fee was equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information.

As of March 31, 2026, the Credit Facility will mature upon the earliest of (i) January 14, 2028 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the 1940 Act.

As of March 31, 2026, the Company was in compliance with the terms of the Credit Facility.

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

As of March 31, 2026 and December 31, 2025, the Company had no outstanding Repurchase Obligations.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. On February 4, 2026, the commitments under the facility automatically increased to an amount equal to $400.0 million. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is a secured overnight funding rate (“SOFR”) based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. As of March 31, 2026, the unused commitment fee was equal to 0.50% per annum on the unused portion of the lenders’ commitments under the ABL Credit Facility. Deferred financing costs related to the ABL Credit Facility are presented as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Company as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower have each made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

As of March 31, 2026, the Company was in compliance with the terms of the ABL Credit Facility.

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense	$4,471	$301
Commitment fees	277	80
Amortization of deferred financing costs	479	176
Total Interest Expense	$5,227	$557
Average debt outstanding(1)	$338,710	$23,383
Weighted average interest rate (1)(2)	5.3%	6.6%

(1)
For the three months ended March 31, 2025, average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Credit Facility on January 21, 2025.
(2)
The weighted-average interest rate is calculated as the sum of outstanding principal balances multiplied by their respective interest rates, divided by total outstanding principal.

The following tables present the changes in deferred financing costs on our revolving Credit Facilities as of and for the three months ended March 31, 2026 and as of and for the year ended December 31, 2025:

	Three Months Ended
	March 31, 2026
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$1,331	$4,063	$5,394
Deferred financing costs incurred during the period	753	30	783
Amortization of deferred financing costs	(271)	(208)	(479)
Deferred financing costs, end of period	$1,813	$3,885	$5,698

	Year Ended
	December 31, 2025
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$578	$—	$578
Deferred financing costs incurred during the period	1,711	4,191	5,902
Amortization of deferred financing costs	(958)	(128)	(1,086)
Deferred financing costs, end of period	$1,331	$4,063	$5,394

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	March 31, 2026	December 31, 2025
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$9,364	$12,493
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	4,545
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	1,591
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	2,500
AGS Health BCP LLC	First Lien Revolver	8/2032	909	909
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Delayed Draw Term Loan	1/2028	6,681	—
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Revolver	1/2033	5,568	—
Blue River PetCare, LLC	First Lien Delayed Draw Term Loan	2/2028	25,384	—
Blue River PetCare, LLC	First Lien Revolver	8/2029	4,154	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	5,833	5,833
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	2,917
Fetch, Inc.	First Lien Delayed Draw Term Loan	10/2028	10,000	—
Fetch, Inc.	First Lien Revolver	3/2033	6,000	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	1,617
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	7,500	10,417
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	4,570	4,634
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	4,211	4,211
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	5,474	5,474
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	12,742	13,497
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	3,770	3,770
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	1,676	1,676
Mindbody, Inc. (dba Playlist)	First Lien Revolver	3/2033	4,444	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	15,250
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	700
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	5,504	10,624
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	715	1,786
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	3,573
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	—	1,372
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	4,255
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	10,811	10,811
Vamos Bidco, Inc.(dba Vermont Information Processing)	First Lien Revolver	1/2032	3,243	3,243
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	7,792	8,768
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	1,000
Total Unfunded Commitments			$184,293	$137,466

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of March 31, 2026 and December 31, 2025, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. Refer to Note 3 for additional information.

8. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,000,046 and $729,030, respectively ($704,474 and $492,157 remaining undrawn, respectively), of which $269,845 and $269,745, respectively ($182,164 and $182,090 remaining undrawn, respectively), are from affiliates of the Advisor.

Common Stock

The Company has the authority to issue up to 5,000,000,000 shares of Common Stock. The Company issues and sells Common Stock from time to time in reliance upon Section 4(a)(2) of the 1933 Act, which provides an exemption from the registration requirements of the 1933 Act.

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 20, 2026	2,400,794	$58,699
Total	2,400,794	$58,699

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
Total	1,614,205	$40,000

As of March 31, 2026, the Company has issued an aggregate of 11,873,949 shares of Common Stock for aggregate proceeds of $295,572 pursuant to such drawdowns of Capital Commitments.

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

Distributions and Distribution Reinvestment Plan

The following table summarizes the Company’s regular and special distributions declared to Common Stockholders for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 4, 2026	March 6, 2026	March 12, 2026	$0.20	$1,908
Total Distributions			$0.20	$1,908

During the three months ended March 31, 2026, $1,908 of Common Stock distributions were declared and paid by the Company. During the three months ended March 31, 2026, the Company also paid $1,937 to Common Stockholders for distributions declared on December 24, 2025. The distributions declared during the three months ended March 31, 2026 were derived from net investment income, determined on a tax basis. During the three months ended March 31, 2025, no Common Stock distributions had been declared or paid by the Company.

For the three months ended March 31, 2026 and March 31, 2025, $46 and $46, respectively, of Preferred Dividends were earned, but not declared or paid by the Company. The Company records an obligation for Preferred Dividends once declared. Income available to holders of Common Stock was adjusted for these dividends for purposes of presenting earnings (losses) per share.

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

Pursuant to our distribution reinvestment plan, the following table summarizes the shares of Common Stock issued and the value of such shares, as of the payment date, to Common Stockholders who have not opted out of the Company’s DRIP for the three months ended March 31, 2026:

Payment Date	DRIP Shares of Common Stock Issued	DRIP Value
January 15, 2026	43,059	$1,086
March 12, 2026	42,093	1,063
Total	85,152	$2,149

9. Earnings (Losses) Per Share

The following table sets forth the computation of basic and diluted earnings (losses) per share of Common Stock for the three months ended March 31, 2026 and March 31, 2025:

Earnings (losses) per share of Common Stock—basic and diluted	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$(6,522)	$(99)
Weighted average shares of Common Stock outstanding (basic and diluted)	9,864,463	1,350,604
Earnings (losses) per share of Common Stock (basic and diluted)	$(0.66)	$(0.07)

10. Financial Highlights

The following are the financial highlights per share of Common Stock outstanding:

($ in thousands, except share, per share amounts, and percentages)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Per Share Data:
Net asset value per share of Common Stock, beginning of period	$25.24	$24.82
Net investment income (loss)(1)	0.28	(0.02)
Net realized and unrealized gain (loss)(1)	(0.94)	(0.02)
Total increase (decrease) in net assets resulting from investment operations	(0.66)	(0.04)
Distributions of net investment income to Preferred Stockholders(1)	—	—
Common Stock distributions declared from net investment income(7)	(0.20)	—
Net increase (decrease) in net assets relating to capital share transactions(5)	(0.00)	—
Total increase (decrease) in net assets applicable to holders of Common Stock	(0.86)	(0.04)
Net asset value per share of Common Stock, end of period	$24.38	$24.78
Total return based on net asset value(2)	-2.64%	-0.16%
Ratios / Supplemental Data:
Ratio of net investment income (loss) to average net assets applicable to Common Stock(3)(6)	7.43%	2.74%
Ratio of total expenses to average net assets applicable to Common Stock, gross(3)(6)	12.83%	19.10%
Ratio of total expenses to average net assets applicable to Common Stock, net of waivers(3)(6)	13.88%	5.75%
Portfolio turnover rate(4)	0.20%	0.00%
Net assets, end of period	$293,770	$72,338
Shares of Common Stock outstanding, end of period	11,984,588	2,857,196
Weighted average shares of Common Stock outstanding	9,864,463	1,350,604
Total capital commitments, end of period	$1,000,046	$640,456
Ratio of total contributed capital to total committed capital, end of period	29.56%	11.07%
Asset coverage ratio	167.08%	244.05%

(1)
Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)
Total return is calculated as the change in net asset value per share of Common Stock during the period, plus declared distributions per share of Common Stock, if any, and assuming reinvestment of distributions, divided by the net asset value per share of Common Stock at the beginning of the period. Total return is for the period indicated and has not been annualized.

(3)
Amounts are annualized except for organizational and offering costs, expense support amounts relating to organizational and offering costs, capital gains incentive fee, and reimbursement of expense support. The ratio of total expenses to average net assets applicable to Common Stock, gross excludes the effect of expenses waived by the Advisor, expense support, and reimbursement of expense support which represented -1.05% and 13.35%, respectively, of average net assets for the three months ended March 31, 2026 and 2025.
(4)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
(5)
The amount shown at this caption is the balancing amount derived from the other figures in this schedule. The amount shown for capital share transactions, including share issuances, will fluctuate due to the timing of the share issuances and the weighted average shares over the period.
(6)
The amounts reflected for the respective period do not reflect the effect of dividends earned but not declared or dividend payments to Preferred Stockholders.
(7)
The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.

11. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the consolidated financial statements were issued. Except as noted below or already disclosed, there have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026.

Distributions

On May 5, 2026, the Board of Directors of the Company declared a cash distribution of $0.23 per share of the Company’s Common Stock. The distribution is payable on May 20, 2026, to the holders of record of the Company’s Common Stock as of the close of business on May 13, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Investment Operations

As of May 6, 2026, the Company’s investment portfolio totaled $888.4 million across 25 portfolio companies, comprised of loan commitments of $830.6 million in aggregate principal amount, of which $638.8 million was funded and $191.8 million was unfunded, and a preferred equity investment of $57.8 million.

Recent Transactions

Radwell International - Radwell Parent, LLC

On April 7, 2026, the Company closed on the extension and upsize of a first lien credit facility for Radwell International (“Radwell”) with loan commitments of $45.0 million in aggregate principal amount. Radwell is a leading distributor of new, surplus, and reconditioned industrial automation and electronic control components for plant floor and facilities maintenance machinery.

Expense Limitation Agreement

On May 5, 2026, the Company entered into an agreement with the Advisor (the “Expense Limitation Agreement”), which replaced the Expense Support Agreement. The Expense Limitation Agreement limits certain of the Company’s Operating Expenses (as defined below) to no more than 0.25% of the Company’s average quarterly Gross Assets (as defined below) for such quarter. Accordingly, the Advisor has agreed to reimburse the Company for certain Operating Expenses on a quarterly basis, beginning with the quarter that commenced on April 1, 2026 (any such payment made by the Advisor, an “Expense Payment”), and the Company has agreed to later repay such amounts (any such payment by the Company, a “Reimbursement Payment”), pursuant to the terms of the Expense Limitation Agreement. In addition, the Advisor may reimburse the Company for, or pay on its behalf, any additional percentage of the Company’s average quarterly Gross Assets, only to the extent deemed appropriate in the sole discretion of the Advisor. The actual amount of Operating Expenses incurred by the Company in any applicable quarter after deducting any Expense Payment (but not below zero), as a percentage of the Company’s average quarterly Gross Assets, is referred to as the “Percentage Limit.” For the purposes of the Expense Limitation Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, excluding Management Fees and Incentive Fees, financing fees and costs, interest expense, taxes, litigation expenses, underwriter costs and expenses, reimbursements due to the Advisor under the Expense Support Agreement and the Expense Limitation Agreement, and extraordinary or non-routine expenses not incurred in the ordinary course of the Company’s business. In addition, for purposes of the Expense Limitation Agreement, “Gross Assets” means, as of any date of determination, the greater of (x) the actual gross assets of the Company or (y) $2.0 billion plus 1.25x assumed leverage ($4.5 billion in the aggregate).

Any Expense Payment made by the Advisor pursuant to the Expense Limitation Agreement will be subject to conditional reimbursement by the Company on a quarterly basis within the three years of the last calendar day of the calendar quarter in which the Expense Payment was made, provided that, the Operating Expenses (less any fees or expenses waived or reimbursed by the Advisor) for the applicable quarter, expressed as a percentage of the Company’s average Gross Assets during such quarter, is equal to or less than the Percentage Limit that was in effect at the time when the applicable Expense Payment was made. Any such payments required to be made by the Company pursuant to the Expense Limitation Agreement are referred to as “Reimbursement Payments.” The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable quarter, except to the extent the Advisor has waived its right to receive such payment for such quarter. The Reimbursement Payment for any quarter shall be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following the applicable quarter and in no event later than 90 days after the end of such quarter. In addition, all Reimbursement Payments under the Expense Limitation Agreement shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor to, or on behalf of, the Company within three years prior to the last business day of the applicable quarter in which such Reimbursement Payment obligation is accrued.

All existing expenses of the Company incurred up to March 31, 2026 and the Company’s existing obligations to make Expense Payments or Reimbursement Payments in connection therewith shall be governed by the terms of the Expense Support Agreement, and all expenses of the Company incurred on or after April 1, 2026, and thereafter, shall be governed by the terms of the Expense Limitation Agreement.

The Company or the Advisor may terminate the Expense Limitation Agreement at any time, without penalty, with or without notice. The Expense Limitation Agreement will automatically terminate in the event (a) of the termination by the Company of the Investment Advisory Agreement, (b) the Board of Directors makes a determination to dissolve or liquidate the Company, or (c) the Company consummates an Exchange Listing or a sale of all or substantially all of the Company’s assets to, or a merger or other liquidity transaction with, an entity in which the Company’s Stockholders receive shares of a publicly traded company that continues to be managed by the Advisor or an affiliate thereof. Upon termination of the Expense Limitation Agreement, the Company will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Limitation Agreement, that have not been reimbursed by the Company to the Advisor

The foregoing description is only a summary of certain provisions of the Expense Limitation Agreement and is qualified in its entirety by reference to a copy of the Expense Limitation Agreement, which is filed as Exhibit 10.2 to this Report and incorporated by reference herein.

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

The Company intends to seek to list its shares of Common Stock on a national securities exchange, (an “Exchange Listing”), as determined by the Advisor in its sole discretion within seven years of the initial closing, subject to an additional one-year extension with the approval of the Board of Directors. Any Exchange Listing is subject to future market conditions and there can be no assurance that any exchange listing will occur. Until any Exchange Listing, the Company’s Common Stock is not registered under the 1933 Act, or any state securities law, and will be restricted as to transfer by law and the terms of the charter of the Company.

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

For the three months ended March 31, 2026, there were no expenses subject to conditional reimbursement by the Company under the Expense Support Agreement.

For the three months ended March 31, 2025, administrative service expenses of $84, professional fees of $552, directors’ fees of $86, other general and administrative expenses of $208, and amortization of deferred offering costs of $383 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

Expense Limitation Agreement

On May 5, 2026, the Company entered into the Expense Limitation Agreement (as defined below), replacing the Expense Support Agreement. See “Part II-Item 5. Other Information” for more information on the Expense Limitation Agreement.

Expense Waivers

For the three months ended March 31, 2026, no expenses have been waived by the Advisor. For the three months ended March 31, 2025, $762 of expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. Expenses waived for three months ended March 31, 2025 were $762 of administrative service expenses. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

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

The total fair value of our investment portfolio was $655,446 as of March 31, 2026, consisting of 24 portfolio companies. As of March 31, 2026, our investment portfolio based on fair value consisted of 67.4% first lien debt investments, 12.4% second lien debt investments,11.5% of unsecured and subordinated debt investments, and 8.7% preferred equity investments.

Our investment activity for the three months ended March 31, 2026 and March 31, 2025, is presented below (the information presented herein is at par value unless otherwise indicated):

Investments:	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
New investment commitments:(2)
Purchases and originations	$259,359	$138,500
Total new investment commitments	$259,359	$138,500
Principal amount of investments funded:
First Lien debt investments	$139,734	$52,196
Unsecured and Subordinated debt investments	77,013	—
Total principal amount of investments funded	$216,747	$52,196
Principal amount of investments sold or repaid:
First Lien debt investments	$(1,091)	$—
Total principal amount of investments sold or repaid	$(1,091)	$—
Number of new investment commitments in new portfolio companies	5	5
Weighted average yield on income producing investments, at amortized cost(1)	9.3%	9.3%

(1)
The weighted average yield includes the interest rates and amortization of discounts for each income-producing investment and is weighted by its amortized cost relative to the aggregate amortized cost of all income-producing investments.
(2)
New investment commitments include funded and unfunded commitments to fund revolving loans and delayed draw loans.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$443,380	$441,766	$307,857	$309,054
Second Lien debt investments	87,826	81,330	87,746	88,220
Unsecured and Subordinated debt investments	75,579	75,549	—	—
Preferred equity investments	56,742	56,801	55,194	55,168
Total Investments	$663,527	$655,446	$450,797	$452,442

As of March 31, 2026 and December 31, 2025, no investments in the portfolio were on non-accrual status.

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

The Advisor rates the investments in our portfolio each quarter and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments with a rating of 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds) on the 1 to 4 performance investment rating system at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$—	—
2	655,446	100%	452,442	100%
3	—	—	—	—
4	—	—	—	—
Total	$655,446	100%	$452,442	100%

Results of Operations

Although the Company was formed on October 16, 2023, we commenced operations on September 26, 2024. On January 9, 2025, we commenced investment operations.

Operating results for the three months ended March 31, 2026 and March 31, 2025, were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Total Investment Income	$13,975	$1,063
Net Expenses	11,203	1,088
Net Investment Income (Loss)	2,772	(25)
Net Change in Unrealized Gains (Losses)	(9,341)	(28)
Net Realized Gains (Losses)	93	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,476)	$(53)

Investment Income

Investment income for the three months ended March 31, 2026 and March 31, 2025, was as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Interest income	$9,860	$981
Paid-in-kind interest income	2,190	—
Dividend income	64	52
Paid-in-kind dividend income	1,548	—
Other income	313	30
Total Investment Income	$13,975	$1,063

Interest income, which includes amortization of upfront fees, increased from $981 for the three months ended March 31, 2025 to $9,860 for the three months ended March 31, 2026. The increase in interest income was primarily the result of growth in our investment portfolio. PIK interest income increased from $0 for the three months ended March 31, 2025 to $2,190 for the three months ended March 31, 2026, primarily due to new originations of investments with PIK provisions. For the three months ended March 31, 2026, 15.7% of our total investment income was comprised of PIK interest. Dividend income increased from $52 for the three months ended March 31, 2025 to $64 for the three months ended March 31, 2026 and was primarily due to a higher average balance invested in a money market fund for the three months ended March 31, 2026. Paid-in-kind dividend income increased from $0 for the three months ended March 31, 2025 to $1,548 for the three months ended March 31, 2026, driven by new originations of investments structured with PIK provisions. For the three months ended March 31, 2026, 11.1% of our total investment income was comprised of PIK dividends. Other income increased from $30 for the three months ended March 31, 2025 to $313 for the three months ended March 31, 2026, primarily due to unfunded commitment fees.

Expenses

Operating expenses for the three months ended March 31, 2026 and March 31, 2025, were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Interest expense	$5,227	$557
Administrative service expenses	606	846
Professional fees	633	552
Amortization of deferred offering costs	144	408
Other general and administrative expenses	410	208
Directors’ fees	89	86
Management fees	846	42
Incentive fees on net investment income	602	—
Incentive fees on net capital gains	(126)	—
Total Expenses	$8,431	$2,699
Less: Expenses waived by Advisor	—	(762)
Less: Expense Support	—	(1,313)
Reimbursement of expense support	2,772	464
Net Expenses	$11,203	$1,088

Interest Expense

Interest expense increased from $557 for the three months ended March 31, 2025 to $5,227 for the three months ended March 31, 2026. The increase in interest expense was due to an increase in average debt outstanding from $23,383 for the three months ended March 31, 2025 to $338,710 for the three months ended March 31, 2026, resulting from the Company’s use of multiple Credit Facilities to fund increased investment activity.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative service expenses decreased from $846 for the three months ended March 31, 2025 to $606 for the three months ended March 31, 2026.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $552 for the three months ended March 31, 2025 to $633 for the three months ended March 31, 2026, primarily as a result of higher legal and valuation fees.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $266 and $107 in offering costs, respectively. Amortization of deferred offering costs decreased from $408 for the three months ended March 31, 2025 to $144 for the three months ended March 31, 2026, primarily due to higher capitalized costs related to the commencement of operations that were fully amortized in the prior year.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other costs. Other general and administrative expenses increased from $208 for the three months ended March 31, 2025 to $410 for the three months ended March 31, 2026, primarily as a result of sub-administrator and investment research costs.

Compensation to the Advisor

We pay the Advisor investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is borne by the Company’s stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.60% of the average value of the Company’s gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the Company’s two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. Management Fees increased from $42 for the three months ended March 31, 2025 to $846 for the three months ended March 31, 2026 due to an increase in average assets from growth in our investment portfolio.

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

For the three months ended March 31, 2026, Investment Income Incentive Fees were $602. For the three months ended March 31, 2025, the Company did not incur any Investment Income Incentive Fees.

For the three months ended March 31, 2026, $(126) of Capital Gains Incentive Fees were accrued, representing a reversal of previously accrued amounts due to increased unrealized losses during the period in excess of realized and unrealized gains. As of March 31, 2026, these accrued Capital Gains Incentive Fees are not contractually payable to the Advisor. For the three months ended March 31, 2025, the Company did not accrue any Capital Gains Incentive Fee as there were no net unrealized and realized gains as of such date.

Reimbursement of Expense Support

We may owe the Advisor a Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $2,772 and $464, respectively, of Reimbursement Payment obligations related to Expense Payments made by the Advisor in previous quarters.

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

For the three months ended March 31, 2026 and March 31, 2025, we did not accrue U.S. federal excise tax.

Net Unrealized and Realized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three months ended March 31, 2026, the net change in unrealized gains (losses) on investments was $(9,725), of which $(478) was attributable to changes in foreign exchange rates on investments and the remainder was primarily driven by a widening in credit spreads relative to the origination date. For the three months ended March 31, 2025, the net change in unrealized gains (losses) on investments was $(28) attributed to amortization of upfront fees and original issue discount.

For the three months ended March 31, 2026, we had net unrealized gains (losses) of $384 on foreign currency transactions, primarily as a result of translating our foreign currency borrowings and fluctuations in the EUR and CAD exchange rates. For the three months ended March 31, 2025, there were no unrealized gains (losses) on foreign currency transactions.

For the three months ended March 31, 2026 and March 31, 2025, there were no net realized gains (losses) on investments.

For the three months ended March 31, 2026, we had net realized gains (losses) of $93 on foreign currency transactions, primarily resulting from changes in exchange rates between the date funds were drawn and the date the related investments were funded. For the three months ended March 31, 2025, there were no realized gains (losses) on foreign currency transactions.

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

As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratios were 167.08% and 167.82%, respectively. We carefully consider our unfunded commitments for the purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Our primary uses of cash are (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s Stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet our needs for our daily operations for at least the next twelve months. As of March 31, 2026, we had approximately $215,922 of availability on our Credit Facilities, subject to asset coverage and borrowing base limitations, and $704,474 in undrawn Capital Commitments.

As of March 31, 2026, we had $71,846 in cash and cash equivalents and restricted cash, an increase (decrease) of $(67,184) from December 31, 2025. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined below). During the three months ended March 31, 2026, cash used in operating activities was $205,977, primarily attributable to funding portfolio investments of $209,716. Cash provided by financing activities was $138,793 during the period, primarily due to borrowings on our Credit Facilities of $313,797, and proceeds from the issuance of Common Stock of $58,699, which were partially offset by Credit Facility paydowns of $231,300, payment of deferred financing costs of $706, and Common Stockholder distributions paid in cash of $1,697.

As of March 31, 2025, we had $67,546 in cash and cash equivalents, an increase (decrease) of $35,266 from December 31, 2024. During the three months ended March 31, 2025, cash used in operating activities was $51,039, primarily attributable to funding portfolio investments of $51,324. Cash provided by financing activities was $86,305 during the period, primarily due to borrowings on our Credit Facility of $70,200 and proceeds from the issuance of Common Stock of $40,000, which were partially offset by Credit Facility paydowns of $22,600, and payment of deferred financing costs of $1,295.

Net Assets

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 20, 2026	2,400,794	$58,699
Total	2,400,794	$58,699

During the three months ended March 31, 2026, we issued 85,152 shares of Common Stock to Common Stockholders who have not opted out of our distribution reinvestment plan, with a value of $2,149.

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 26, 2025	1,614,205	$40,000
Total	1,614,205	$40,000

As of March 31, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,000,046 and $729,030, respectively ($704,474 and $492,157 remaining undrawn, respectively), of which $269,845 and $269,745, respectively ($182,164 and $182,090 remaining undrawn, respectively), are from affiliates of the Advisor.

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

There were no Preferred Stock issuances during the three months ended March 31, 2026 and March 31, 2025.

Distributions

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. During the three months ended March 31, 2026, $1,908 of Common Stock distributions were declared and paid to Common Stockholders by the Company. During the three months ended March 31, 2026, the Company also paid $1,937 to Common Stockholders for distributions declared on December 24, 2025. During the three months ended March 31, 2025, no distributions had been declared or paid by the Company to Common Stockholders. For both the three months ended March 31, 2026 and March 31, 2025, $46 of Preferred Dividends were earned but not declared or paid by the Company.

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

Borrowings

The following tables show the Company’s outstanding debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$218,078	$218,078	$31,922
ABL Credit Facility	400,000	216,000	216,000	184,000
Total Debt	$650,000	$434,078	$434,078	$215,922

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

On December 19, 2025, the Company entered into a second amendment to its revolving credit agreement (the “Second Amendment”). The Second Amendment, among other things, added a newly formed feeder fund, 5C Lending Partners Structured Feeder LP, a Delaware limited partnership (the “New Pledgor”) as a credit party under the Revolving Credit Agreement, and provides that the commitments to the New Pledgor will be included in the borrowing base under the Revolving Credit Agreement. In connection with the Second Amendment, the New Pledgor entered into certain security documents pledging to the administrative agent customary subscription facility collateral.

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

The Credit Facility will mature upon the earliest of (i) January 14, 2028 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the 1940 Act.

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

As of March 31, 2026, the Company was in compliance with the terms of the Credit Facility.

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

As of March 31, 2026, the Company had no outstanding Repurchase Obligations.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. On February 4, 2026, the commitments under the facility automatically increased to an amount equal to $400.0 million. Borrowings under the ABL Credit Facility will bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is SOFR based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Company as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower have each made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

As of March 31, 2026, the Company was in compliance with the terms of the ABL Credit Facility.

Contractual Obligations

The following table is a summary of contractual principal payment obligations under our Credit Facility and ABL Credit Facility as of March 31, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$218,078	$—	$218,078	$—	$—
ABL Credit Facility	216,000	—	—	216,000	—
Total Contractual Obligations	$434,078	$—	$218,078	$216,000	$—

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	March 31, 2026	December 31, 2025
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$9,364	$12,493
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	4,545
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	1,591
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	2,500
AGS Health BCP LLC	First Lien Revolver	8/2032	909	909
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Delayed Draw Term Loan	1/2028	6,681	—
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Revolver	1/2033	5,568	—
Blue River PetCare, LLC	First Lien Delayed Draw Term Loan	2/2028	25,384	—
Blue River PetCare, LLC	First Lien Revolver	8/2029	4,154	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	5,833	5,833
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	2,917
Fetch, Inc.	First Lien Delayed Draw Term Loan	10/2028	10,000	—
Fetch, Inc.	First Lien Revolver	3/2033	6,000	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	1,617
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	7,500	10,417
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	4,570	4,634
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	4,211	4,211
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	5,474	5,474
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	12,742	13,497
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	3,770	3,770
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	1,676	1,676
Mindbody, Inc. (dba Playlist)	First Lien Revolver	3/2033	4,444	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	15,250
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	700
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	5,504	10,624
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	715	1,786
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	3,573
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	—	1,372
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	4,255
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	10,811	10,811
Vamos Bidco, Inc.(dba Vermont Information Processing)	First Lien Revolver	1/2032	3,243	3,243
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	7,792	8,768
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	1,000
Total Unfunded Commitments			$184,293	$137,466

As of March 31, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement;

•
the License Agreement; and
•
the Expense Limitation Agreement.

In addition to the aforementioned agreements, we were granted an exemptive order from the SEC which permits the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisor.

Recent Developments

Distributions

On May 5, 2026, the Board of Directors of the Company declared a cash distribution of $0.23 per share of the Company’s Common Stock. The distribution is payable on May 20, 2026, to the holders of record of the Company’s Common Stock as of the close of business on May 13, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Investment Operations

As of May 6, 2026, the Company’s investment portfolio totaled $888.4 million across 25 portfolio companies, comprised of loan commitments of $830.6 million in aggregate principal amount, of which $638.8 million was funded and $191.8 million was unfunded, and a preferred equity investment of $57.8 million.

Recent Transactions

Radwell International - Radwell Parent, LLC

On April 7, 2026, the Company closed on the extension and upsize of a first lien credit facility for Radwell International (“Radwell”) with loan commitments of $45.0 million in aggregate principal amount. Radwell is a leading distributor of new, surplus, and reconditioned industrial automation and electronic control components for plant floor and facilities maintenance machinery.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “Item 1A. Risk Factors” in our Annual Report.

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

We apply ASC Topic 820, as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in the determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

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

As of March 31, 2026, 87.4% of our debt investments based on fair value (excluding unfunded debt investments) were at floating rates, with 91.9% of these investments subject to interest rate floors. The Credit Facility and ABL Credit Facility also bear interest at a floating rate.

The following table shows the effect over a twelve-month period of hypothetical base rate changes in interest rates on our interest income, interest expense and net investment income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, money market fund balance and yield, and our financing arrangements in effect as of March 31, 2026 (considering interest rate floors for floating rate instruments):

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$18,249	$13,022	$5,227
Up 250 basis points	15,208	10,852	4,356
Up 200 basis points	12,166	8,682	3,484
Up 150 basis points	9,125	6,511	2,614
Up 100 basis points	6,083	4,341	1,742
Up 50 basis points	3,042	2,170	872
Down 50 basis points	(3,042)	(2,170)	(872)
Down 100 basis points	(6,083)	(4,341)	(1,742)
Down 150 basis points	(9,087)	(6,511)	(2,576)
Down 200 basis points	(11,818)	(8,678)	(3,140)
Down 250 basis points	(14,523)	(10,759)	(3,764)
Down 300 basis points	(16,758)	(12,596)	(4,162)

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2026 and during the three months then ended, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as, but not limited to, futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in the benefits of changes in interest rates or exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies. We may borrow in local foreign currencies under the Credit Facilities to finance such investments. As of March 31, 2026, under the Credit Facility, we had U.S. dollar borrowings of $151.4 million at an interest rate of 5.48%, borrowings denominated in Euro of 6.4 million ($7.4 million in U.S. dollars) at an interest rate of 3.80% and borrowings denominated in Canadian dollars of 82.5 million ($59.3 million in U.S. dollars) at a weighted average interest rate of 4.26%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Co-Presidents and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on that evaluation, our Co-Presidents and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded and reported (i) within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is accumulated and communicated to us, including our Co-Presidents and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Dividend

On May 5, 2026, the Board of Directors of the Company declared a cash distribution of $0.23 per share of the Company’s Common Stock. The distribution is payable on May 20, 2026, to the holders of record of the Company’s Common Stock as of the close of business on May 13, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K. The Company has adopted an insider trading policy governing the purchase, sale and disposition of the Company’s securities by directors and executive officers of the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations.

Expense Limitation Agreement

On May 5, 2026, the Company entered into an agreement with the Advisor (the “Expense Limitation Agreement”), which replaced the Expense Support Agreement. The Expense Limitation Agreement limits certain of the Company’s Operating Expenses (as defined below) to no more than 0.25% of the Company’s average quarterly Gross Assets (as defined below) for such quarter. Accordingly, the Advisor has agreed to reimburse the Company for certain Operating Expenses on a quarterly basis, beginning with the quarter that commenced on April 1, 2026 (any such payment made by the Advisor, an “Expense Payment”), and the Company has agreed to later repay such amounts (any such payment by the Company, a “Reimbursement Payment”), pursuant to the terms of the Expense Limitation Agreement. In addition, the Advisor may reimburse the Company for, or pay on its behalf, any additional percentage of the Company’s average quarterly Gross Assets, only to the extent deemed appropriate in the sole discretion of the Advisor. The actual amount of Operating Expenses incurred by the Company in any applicable quarter after deducting any Expense Payment (but not below zero), as a percentage of the Company’s average quarterly Gross Assets, is referred to as the “Percentage Limit.” For the purposes of the Expense Limitation Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, excluding Management Fees and Incentive Fees, financing fees and costs, interest expense, taxes, litigation expenses, underwriter costs and expenses, reimbursements due to the Advisor under the Expense Support Agreement and the Expense Limitation Agreement, and extraordinary or non-routine expenses not incurred in the ordinary course of the Company’s business. In addition, for purposes of the Expense Limitation Agreement, “Gross Assets” means, as of any date of determination, the greater of (x) the actual gross assets of the Company or (y) $2.0 billion plus 1.25x assumed leverage ($4.5 billion in the aggregate).

Any Expense Payment made by the Advisor pursuant to the Expense Limitation Agreement will be subject to conditional reimbursement by the Company on a quarterly basis within the three years of the last calendar day of the calendar quarter in which the Expense Payment was made, provided that, the Operating Expenses (less any fees or expenses waived or reimbursed by the Advisor) for the applicable quarter, expressed as a percentage of the Company’s average Gross Assets during such quarter, is equal to or less than the Percentage Limit that was in effect at the time when the applicable Expense Payment was made. Any such payments required to be made by the Company pursuant to the Expense Limitation Agreement are referred to as “Reimbursement Payments.” The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable quarter, except to the extent the Advisor has waived its right to receive such payment for such quarter. The Reimbursement Payment for any quarter shall be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following the applicable quarter and in no event later than 90 days after the end of such quarter. In addition, all Reimbursement Payments under the Expense Limitation Agreement shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor to, or on behalf of, the Company within three years prior to the last business day of the applicable quarter in which such Reimbursement Payment obligation is accrued.

All existing expenses of the Company incurred up to March 31, 2026 and the Company’s existing obligations to make Expense Payments or Reimbursement Payments in connection therewith shall be governed by the terms of the Expense Support Agreement, and all expenses of the Company incurred on or after April 1, 2026, and thereafter, shall be governed by the terms of the Expense Limitation Agreement.

The Company or the Advisor may terminate the Expense Limitation Agreement at any time, without penalty, with or without notice. The Expense Limitation Agreement will automatically terminate in the event (a) of the termination by the Company of the Investment Advisory Agreement, (b) the Board of Directors makes a determination to dissolve or liquidate the Company, or (c) the Company consummates an Exchange Listing or a sale of all or substantially all of the Company’s assets to, or a merger or other liquidity transaction with, an entity in which the Company’s Stockholders receive shares of a publicly traded company that continues to be managed by the Advisor or an affiliate thereof. Upon termination of the Expense Limitation Agreement, the Company will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Limitation Agreement, that have not been reimbursed by the Company to the Advisor

The foregoing description is only a summary of certain provisions of the Expense Limitation Agreement and is qualified in its entirety by reference to a copy of the Expense Limitation Agreement, which is filed as Exhibit 10.2 to this Report and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (1)
3.2	Articles Supplementary to the Charter of 5C Lending Partners Corp. (2)
3.3	Amended and Restated Bylaws (1)
10.1

Third Amendment to the Revolving Credit Agreement, dated as of January 30, 2026, by and among 5C Lending Partners Corp., as initial borrower, and U.S. Bank National Association, as administrative agent, letter of credit issuer and lender (3)

10.2*	Expense Limitation and Conditional Reimbursement Agreement, dated as of May 5, 2026, by and between, 5C Lending Partners Corp. and 5C Lending Partners Advisor LLC
31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

(1)
Previously filed as an exhibit to the Registrant’s registration statement on Form 10 (File No. 000-56665) filed on July 1, 2024, and incorporated by reference herein.
(2)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on September 27, 2024 and incorporated by reference herein.
(3)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on February 2, 2026 and incorporated by reference herein.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5C LENDING PARTNERS CORP.

Date: May 6, 2026	/s/ Thomas Connolly
	Name:	Thomas Connolly
	Title:	Co-President

Date: May 6, 2026	/s/ Michael Koester
	Name:	Michael Koester
	Title:	Co-President

Date: May 6, 2026	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer, Treasurer and Secretary