Form 10-Q
period 2026-06-30
5C Lending Partners Corp.
filed 2026-08-05
CIK 1998387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on August 5, 2026 was 15,763,304.

5C Lending Partners Corp.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

5C Lending Partners Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Non-controlled, non-affiliated investments at fair value (amortized cost $722,356 and $450,797, respectively)	$707,239	$452,442
Cash and cash equivalents	16,964	137,048
Restricted cash and cash equivalents	7,615	1,982
Deferred offering costs	445	386
Deferred financing costs	5,272	5,394
Interest receivable	2,386	4,262
Dividend receivable	14	39
Other assets	70	198
Total Assets	$740,005	$601,751

Liabilities
Credit Facility	$136,556	$181,968
ABL Credit Facility	302,000	170,000
Due to affiliate	4,143	2,722
Interest payable	1,924	2,067
Management fees payable	1,035	589
Incentive fees on net investment income payable	768	413
Incentive fees on net capital gains accrued	—	126
Distribution payable	—	1,937
Excise tax payable	61	151
Accrued expenses and other liabilities	545	472
Total Liabilities	$447,032	$360,445

Commitments and contingencies (Note 7)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 515 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 12,058,075 and 9,498,642 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	12	9
Additional paid-in capital in excess of par value of Common Stock	299,532	236,895
Distributable earnings (Accumulated losses)	(8,116)	2,857
Total Net Assets	$292,973	$241,306
Total Liabilities and Net Assets	$740,005	$601,751
Net Asset Value Per Share of Common Stock(2)	$24.17	$25.24

(1) The par amount of Preferred Stock at June 30, 2026 and December 31, 2025 is zero due to rounding.

(2) Net asset value per share of Common Stock may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$12,772	$2,658	$22,632	$3,640
Paid-in-kind interest income	2,080	—	4,270	—
Dividend income	41	98	105	149
Paid-in-kind dividend income	1,591	—	3,139	—
Other income	347	155	660	185
Total Investment Income	16,831	2,911	30,806	3,974
Expenses
Interest expense	$5,956	$1,037	$11,183	$1,594
Administrative service expenses	635	741	1,241	1,587
Professional fees	823	492	1,456	1,045
Amortization of deferred offering costs	174	432	318	840
Other general and administrative expenses	350	206	760	414
Directors’ fees	89	90	178	176
Management fees	1,035	143	1,881	185
Incentive fees on net investment income	768	—	1,370	—
Incentive fees on net capital gains	—	—	(126)	—
Total Expenses	9,830	3,141	18,261	5,841
Less: Expenses waived by Advisor (Note 3)	—	—	—	(762)
Less: Expense Support (Note 3)	—	(1,935)	—	(3,248)
Reimbursement of expense support (Note 3)	1,071	1,615	3,843	2,078
Net Expenses	10,901	2,821	22,104	3,909
Net Investment Income (Loss) Before Income Taxes	5,930	90	8,702	65
Income taxes, including excise taxes	61	—	61	—
Net Investment Income (Loss)	5,869	90	8,641	65
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(7,037)	(140)	(16,762)	(168)
Translation of assets and liabilities in foreign currencies	1,449	—	1,833	—
Total net change in unrealized gains (losses)	(5,588)	(140)	(14,929)	(168)
Realized gains (losses):
Non-controlled, non-affiliated investments	(1)	—	(1)	—
Foreign currency transactions	(4)	—	90	—
Total net realized gains (losses)	(5)	—	89	—
Total Net Unrealized and Realized Gains (Losses)	(5,593)	(140)	(14,840)	(168)
Net Increase (Decrease) in Net Assets Resulting from Operations	$276	$(50)	$(6,199)	$(103)
Preferred Stock dividends	(46)	(46)	(93)	(93)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$230	$(96)	$(6,292)	$(196)
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(1)	$0.49	$0.03	$0.79	$0.03
Earnings (losses) per share of Common Stock (basic and diluted)(1)	$0.02	$(0.03)	$(0.57)	$(0.09)
Weighted average shares of Common Stock outstanding (basic and diluted)	12,018,505	2,968,286	10,947,434	2,163,914

(1) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings (losses) per share of Common Stock (basic and diluted) may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2025(1)	515	$—	9,498,642	$9	$238,440	$2,857	$241,306
Operations:
Net investment income (loss)	—	—	—	—	—	2,772	2,772
Net change in unrealized gains (losses)	—	—	—	—	—	(9,341)	(9,341)
Net realized gains (losses)	—	—	—	—	—	93	93
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(6,476)	(6,476)
Capital Share Transactions:
Issuance of Common Stock	—	—	2,400,794	3	58,696	—	58,699
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Distributions to Common Stockholders	—	—	—	—	—	(1,908)	(1,908)
Preferred Stock dividends from net investment income	—	—	—	—	—	—	—
Common Stock issued from reinvestment of distributions(2)	—	—	85,152	—	2,149	—	2,149
Net Increase (Decrease) for the Period	—	—	2,485,946	3	60,845	(8,384)	52,464
Balance at March 31, 2026(1)	515	$—	11,984,588	$12	$299,285	$(5,527)	$293,770
Operations:
Net investment income (loss)	—	—	—	—	—	5,869	5,869
Net change in unrealized gains (losses)	—	—	—	—	—	(5,588)	(5,588)
Net realized gains (losses)	—	—	—	—	—	(5)	(5)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	276	276
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Distributions to Common Stockholders	—	—	—	—	—	(2,772)	(2,772)
Preferred Stock dividends from net investment income	—	—	—	—	—	(93)	(93)
Common Stock issued from reinvestment of distributions(2)	—	—	73,487	—	1,792	—	1,792
Net Increase (Decrease) for the Period	—	—	73,487	—	1,792	(2,589)	(797)
Balance at June 30, 2026(1)	515	$—	12,058,075	$12	$301,077	$(8,116)	$292,973

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) The par amounts of Common Stock issued from reinvestment of distributions are zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391
Operations:
Net investment income (loss)	—	—	—	—	—	(25)	(25)
Net change in unrealized gains (losses)	—	—	—	—	—	(28)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(53)	(53)
Capital Share Transactions:
Issuance of Common Stock	—	—	1,614,205	2	39,998	—	40,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	1,614,205	2	39,998	(53)	39,947
Balance at March 31, 2025(1)	515	$—	2,857,196	$3	$72,388	$(53)	$72,338
Operations:
Net investment income (loss)	—	—	—	—	—	90	90
Net change in unrealized gains (losses)	—	—	—	—	—	(140)	(140)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(50)	(50)
Capital Share Transactions:
Issuance of Common Stock	—	—	2,021,836	2	49,998	—	50,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends from net investment income	—	—	—	—	—	(93)	(93)
Net Increase (Decrease) for the Period	—	—	2,021,836	2	49,998	(143)	49,857
Balance at June 30, 2025(1)	515	$—	4,879,032	$5	$122,386	$(196)	$122,195

(1) The par amounts of Preferred Stock are zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(6,199)	$(103)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments, net	(281,493)	(133,689)
Proceeds from sale of investments and principal repayments	17,898	—
Paid-in-kind interest income	(4,114)	—
Paid-in-kind dividend income	(3,139)	—
Net change in unrealized (gains) losses on investments	16,762	168
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(1,833)	—
Net realized (gains) losses on investments	(1)	—
Net amortization of discount on investments	(712)	(84)
Accrual of deferred offering costs	(377)	(151)
Amortization of deferred offering costs	318	840
Accrual of deferred financing costs	(114)	(82)
Amortization of deferred financing costs	942	391
Changes in Operating Assets and Liabilities:
Interest receivable	1,877	(800)
Management fees payable	446	143
Incentive fees on net investment income	355	—
Incentive fees on net capital gains	(126)	—
Interest payable	(143)	480
Excise tax payable	(90)	—
Dividend receivable	25	(34)
Other assets	128	—
Due to affiliate	1,421	1,263
Accrued expenses and other liabilities	73	(204)
Net Cash Provided by (used in) Operating Activities	(258,096)	(131,862)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	58,699	90,000
Borrowings on debt - Credit Facility	358,028	213,500
Repayments on debt - Credit Facility	(401,600)	(59,700)
Borrowings on debt - ABL Credit Facility	132,000	—
Deferred financing costs paid	(706)	(1,598)
Preferred Stock dividends	(93)	(93)
Distributions paid to Common Stockholders in cash	(2,677)	—
Net Cash Provided by (used in) Financing Activities	143,651	242,109
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Cash and Cash Equivalents	(114,451)	110,247
Cash and Cash Equivalents, Including Restricted Cash and Cash Equivalents, Beginning of Period	139,030	32,280
Cash and Cash Equivalents, Including Restricted Cash and Cash Equivalents, End of Period	$24,579	$142,527
Supplemental information and non-cash activities:
Interest paid during the period	$10,381	$723
Reinvestment of distributions during the period	$3,941	$—
Excise and other taxes paid during the period	$156	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$16,964	$137,048
Restricted cash and cash equivalents	7,615	1,982
Total Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents presented in the Consolidated Statements of Cash Flows	$24,579	$139,030

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Aerospace and Defense
Titan BW Borrower L.P. (dba Triumph)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	8.41%	7/2032	$1,066	$1,054	$1,061	0.36%
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	—	7/2032	—	(31)	(18)	-0.01%
Titan BW Borrower L.P. (dba Triumph)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.38%	9.01% (incl. 2.88% PIK)	7/2032	21,492	21,304	21,385	7.34%
							22,327	22,428	7.69%
Construction and Engineering
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	8/2032	—	(27)	32	0.01%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	8.46%	8/2032	2,737	2,655	2,737	0.94%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.75%	8.48%	8/2032	29,326	28,931	29,326	10.06%
							31,559	32,095	11.01%
Distributors
BCPE Empire Holdings, Inc. (dba Imperial Dade)(3)(16)	Second Lien Term Loan	4/2025	SOFR + 5.25%	8.86%	12/2031	40,000	39,486	39,320	13.49%
							39,486	39,320	13.49%
Diversified Consumer Services
Mindbody, Inc. (dba Playlist)(12)	First Lien Revolver	3/2026	SOFR + 6.00%	—	3/2033	—	(64)	(67)	-0.03%
Mindbody, Inc. (dba Playlist)(3)(16)	First Lien Term Loan	3/2026	SOFR + 6.00%	9.73%	3/2033	35,556	35,033	35,022	12.02%
Quick Quack Car Wash Holdings, LLC(3)(16)	First Lien Term Loan	5/2026	SOFR + 5.00%	8.64%	6/2031	24,937	24,723	24,719	8.48%
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Revolver	5/2025	SOFR + 5.25%	—	5/2031	—	(35)	(43)	-0.01%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	2/2026	SOFR + 5.25%	8.98%	5/2032	8,948	8,865	8,858	3.04%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	5/2025	SOFR + 5.25%	8.98%	5/2032	45,453	45,063	44,998	15.44%
							113,585	113,487	38.94%
Health Care Providers and Services
AAH Topco., LLC (dba Alliance Animal Health)(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	8.74%	12/2027	11,071	10,980	11,051	3.79%
Aryeh Bidco Investment Ltd. (dba Dentalcorp)(3)(9)(12)(17)	First Lien Delayed Draw Term Loan	1/2026	C + 5.00%	7.29%	1/2033	CAD 1,550	1,091	1,010	0.35%
Aryeh Bidco Investment Ltd. (dba Dentalcorp)(3)(9)(12)(17)	First Lien Revolver	1/2026	C + 5.00%	7.29%	1/2033	CAD 930	623	573	0.20%
Aryeh Bidco Investment Ltd. (dba Dentalcorp)(3)(9)(16)(17)	First Lien Term Loan	1/2026	C + 5.00%	7.29%	1/2033	CAD 58,264	41,583	40,427	13.87%
Blue River PetCare, LLC(12)	First Lien Delayed Draw Term Loan	2/2026	SOFR + 5.00%	—	8/2029	—	(56)	114	0.04%
Blue River PetCare, LLC(12)	First Lien Revolver	2/2026	SOFR + 5.00%	—	8/2029	—	(21)	—	0.00%
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(16)(17)	First Lien Delayed Draw Term Loan	11/2025	C + 5.25%	7.55%	9/2029	CAD 12,673	9,110	8,847	3.04%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(16)(17)	First Lien Term Loan	11/2025	C + 5.25%	7.55%	9/2029	CAD 17,193	$12,159	$12,002	4.12%
Premier Care Dental Management, LLC (dba Dental365)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 5.00%	8.64%	8/2028	16,146	16,012	16,005	5.49%
Premier Care Dental Management, LLC (dba Dental365)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.00%	8.64%	8/2028	2,985	2,985	2,961	1.02%
							94,466	92,990	31.92%
Health Care Technology
AGS Health BCP Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.25%	—	8/2032	—	(5)	(31)	-0.01%
AGS Health BCP Holdings, Inc.(12)	First Lien Revolver	7/2025	SOFR + 4.25%	—	8/2032	—	(3)	(13)	0.00%
AGS Health BCP Holdings, Inc.(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.25%	7.92%	8/2032	13,409	13,381	13,302	4.56%
AGS Health BCP LLC(9)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.25%	—	8/2032	—	(3)	(17)	-0.01%
AGS Health BCP LLC(9)(12)	First Lien Revolver	7/2025	SOFR + 4.25%	—	8/2032	—	(2)	(7)	0.00%
AGS Health BCP LLC(3)(9)(16)	First Lien Term Loan	7/2025	SOFR + 4.25%	7.92%	8/2032	7,045	7,030	6,989	2.40%
							20,398	20,223	6.94%
Insurance
Fetch, Inc.(12)	First Lien Delayed Draw Term Loan	3/2026	SOFR + 4.75%	—	3/2033	—	(48)	(50)	-0.02%
Fetch, Inc.(12)	First Lien Revolver	3/2026	SOFR + 4.75%	—	3/2033	—	(58)	(60)	-0.02%
Fetch, Inc.(3)(16)	First Lien Term Loan	3/2026	SOFR + 4.75%	8.39%	3/2033	34,000	33,672	33,660	11.55%
Foundation Risk Partners, Corp.(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	8.48%	10/2030	17,417	17,335	17,186	5.90%
High Street Buyer, Inc. (dba Highstreet Insurance)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.25%	7.98%	4/2028	2,249	2,206	2,177	0.75%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Delayed Draw Term Loan	8/2025	SOFR + 4.25%	—	8/2032	—	(17)	(30)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(12)	First Lien Revolver	8/2025	SOFR + 4.25%	7.96%	8/2032	888	873	866	0.30%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.25%	7.99%	8/2032	19,554	19,379	19,300	6.62%
World Insurance Associates, LLC(3)(12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	8.72%	4/2030	13,633	13,570	13,350	4.58%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(4)	(15)	-0.01%
							86,908	86,384	29.64%
Professional Services
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(23)	(52)	-0.02%
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(23)	(41)	-0.01%
Endor Purchaser, Inc. (dba CompTIA)(3)(16)	First Lien Term Loan	1/2025	SOFR + 5.00%	8.73%	1/2032	25,988	25,778	25,624	8.79%
Homerun Blocker, Inc. (dba Excel Sports Management)(18)	Senior Subordinated Loan	1/2026	—	11.50% PIK	1/2032	63,401	62,301	62,260	21.36%
							88,033	87,791	30.12%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
Software
Flexera Software LLC(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	$—	$(4)	$(68)	-0.02%
Flexera Software LLC(3)	First Lien Term Loan	8/2025	E + 4.50%	6.71%	8/2032	EUR 6,361	7,431	6,960	2.38%
Flexera Software LLC(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.15%	8/2032	21,076	21,036	20,191	6.93%
Navex Global Holdings Corporation(12)	First Lien Delayed Draw Term Loan	10/2025	SOFR + 5.00%	—	10/2032	—	(34)	(191)	-0.07%
Navex Global Holdings Corporation(12)	First Lien Revolver	10/2025	SOFR + 5.00%	—	10/2031	—	(3)	(11)	0.00%
Navex Global Holdings Corporation(3)(16)	First Lien Term Loan	10/2025	SOFR + 5.00%	8.64%	10/2032	33,000	32,860	32,505	11.15%
Starlight Parent, LLC (dba SolarWinds)(3)(16)	Second Lien Term Loan	7/2025	SOFR + 6.00%	9.67%	4/2033	50,000	48,396	38,900	13.35%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.50%	—	1/2032	—	(43)	(238)	-0.08%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(12)	First Lien Revolver	1/2025	SOFR + 4.50%	8.23%	1/2032	541	515	453	0.16%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(16)	First Lien Term Loan	1/2025	SOFR + 4.50%	8.23%	1/2032	25,686	25,476	24,993	8.58%
							135,630	123,494	42.38%
Trading Companies and Distributors
Radwell Parent, LLC(3)	First Lien Delayed Draw Term Loan	4/2026	SOFR + 4.75%	8.48%	4/2030	2,283	2,277	2,269	0.78%
Radwell Parent, LLC(3)(12)	First Lien Delayed Draw Term Loan	4/2026	SOFR + 4.75%	8.48%	4/2030	338	282	267	0.09%
Radwell Parent, LLC(3)(12)	First Lien Revolver	4/2026	SOFR + 4.75%	8.48%	4/2030	598	592	584	0.20%
Radwell Parent, LLC(3)(16)	First Lien Term Loan	4/2026	SOFR + 4.75%	8.48%	4/2030	18,798	18,754	18,685	6.41%
Radwell Parent, LLC(3)(16)	First Lien Term Loan	4/2026	SOFR + 4.75%	8.48%	4/2030	9,749	9,726	9,691	3.33%
							31,631	31,496	10.81%
Total Debt Investments							664,023	649,708	222.94%
Equity and Other Investments
Health Care Providers and Services
KPCI Holdings Ltd. (dba PCI Pharma Services)(9)(11)	Preferred Equity	10/2025	—	11.00% PIK	—	55,000	58,333	57,531	19.74%
							58,333	57,531	19.74%
Total Equity and Other Investments							58,333	57,531	19.74%
Total Investments before Cash Equivalents							$722,356	$707,239	242.68%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund		—	3.54%	—	21,967	21,967	21,967	7.54%
Total Cash Equivalents							$21,967	$21,967	7.54%
Total Investments after Cash Equivalents							$744,323	$729,206	250.22%

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
(3)
Investment contains a variable rate structure, and may be subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or an alternate base rate (which can include the Federal Funds Rate or the Prime Rate), selected at the borrower’s option, and which reset periodically based on the terms of the credit agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The interest rate shown is the interest rate in effect at June 30, 2026. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate by par in effect at June 30, 2026.
(4)
The total par amount is presented for debt investments, the amount held in a money market fund for cash equivalents, and the number of shares or units owned is presented for equity investments.
(5)
The amortized cost represents the original cost, inclusive of any capitalized paid-in-kind (“PIK”) income, adjusted for the amortization of discounts and premiums, as applicable, on term debt investments using the effective interest method and the straight-line method for revolving or unfunded delayed draw investments.
(6)
As of June 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $744,323 resulting in estimated gross unrealized gains and losses of $899 and $16,016, respectively.
(7)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company does not “control” any portfolio companies.
(8)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company does not identify any of its portfolio companies as affiliates.
(9)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 17.3% of total assets as calculated in accordance with regulatory requirements as of June 30, 2026.
(10)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the 1933 Act, and may be deemed to be “restricted securities” under the 1933 Act. As of June 30, 2026, the aggregate fair value of these securities is $57,531, or 19.64% of the Company’s net assets.
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
(14)
All funded debt investments are income-producing. As of June 30, 2026, there were no investments that were on a non-accrual status.
(15)
Position or portion thereof is pledged as collateral under the Company’s Repurchase Obligations (as defined below). See Note 6 “Debt” for additional details. As of June 30, 2026, no investments were pledged as collateral under the Company’s Repurchase Obligations.
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

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Aerospace and Defense
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	7/2032	$—	$(8)	$2	0.00%
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	—	7/2032	—	(33)	(14)	-0.01%
Titan BW Borrower L.P. (dba Triumph)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.38%	9.25% (incl. 2.88% PIK)	7/2032	21,287	21,079	21,202	8.84%
							21,038	21,190	8.83%
Construction and Engineering
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	—	8/2032	—	(30)	(19)	-0.01%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	8.60%	8/2032	842	753	766	0.32%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.75%	8.42%	8/2032	29,474	29,043	29,120	12.15%
							29,766	29,867	12.46%
Distributors
BCPE Empire Holdings, Inc. (dba Imperial Dade)(3)(16)	Second Lien Term Loan	4/2025	SOFR + 5.25%	9.07%	12/2031	40,000	39,437	39,520	16.48%
							39,437	39,520	16.48%
Diversified Consumer Services
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Delayed Draw Term Loan	5/2025	SOFR + 5.25%	—	5/2032	—	(6)	(7)	0.00%
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Revolver	5/2025	SOFR + 5.25%	—	5/2031	—	(38)	(42)	-0.01%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	5/2025	SOFR + 5.25%	8.92%	5/2032	44,285	43,857	43,842	18.30%
							43,813	43,793	18.29%
Health Care Providers and Services
AAH Topco., LLC (dba Alliance Animal Health)(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	8.82%	12/2027	5,003	4,915	4,960	2.07%
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(12)(17)	First Lien Delayed Draw Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 6,360	4,471	4,565	1.90%
FYi Eye Care Services and Products Inc. & FYi USA Inc.(3)(9)(17)	First Lien Term Loan	11/2025	C + 5.00%	7.30%	9/2029	CAD 17,280	12,206	12,465	5.20%
Premier Care Dental Management, LLC (dba Dental365)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 5.00%	8.72%	8/2028	9,376	9,247	9,289	3.87%
Premier Care Dental Management, LLC (dba Dental365)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.00%	8.72%	8/2028	3,000	3,000	2,979	1.24%
							33,839	34,258	14.28%
Health Care Technology
AGS Health BCP Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(5)	15	0.01%
AGS Health BCP Holdings, Inc.(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(4)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
AGS Health BCP Holdings, Inc.(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.32%	8/2032	$13,409	$13,376	$13,436	5.60%
AGS Health BCP LLC(9)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	—	8/2032	—	(3)	8	0.00%
AGS Health BCP LLC(9)(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	8/2032	—	(2)	—	0.00%
AGS Health BCP LLC(3)(9)(16)	First Lien Term Loan	7/2025	SOFR + 4.50%	8.32%	8/2032	7,045	7,027	7,059	2.94%
							20,389	20,518	8.55%
Insurance
Foundation Risk Partners, Corp.(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	8.62%	10/2030	14,580	14,490	14,581	6.08%
High Street Buyer, Inc. (dba Highstreet Insurance)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	8.17%	4/2028	1,503	1,450	1,463	0.61%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Delayed Draw Term Loan	8/2025	SOFR + 4.50%	—	8/2032	—	(18)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	—	(16)	(15)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.17%	8/2032	19,554	19,363	19,378	8.08%
World Insurance Associates, LLC(3)(12)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	8.68%	4/2030	11,232	11,162	11,094	4.63%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(4)	(8)	0.00%
							46,427	46,478	19.38%
Professional Services
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(25)	64	0.03%
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(25)	—	0.00%
Endor Purchaser, Inc. (dba CompTIA)(3)(16)	First Lien Term Loan	1/2025	SOFR + 5.00%	8.67%	1/2032	26,119	25,884	26,276	10.97%
							25,834	26,340	11.00%
Software
Starlight Parent, LLC (dba SolarWinds)(3)(16)	Second Lien Term Loan	7/2025	SOFR + 6.00%	9.70%	4/2033	50,000	48,309	48,700	20.32%
Flexera Software LLC(12)	First Lien Revolver	8/2025	SOFR + 4.50%	—	8/2032	—	(4)	(13)	-0.01%
Flexera Software LLC(3)	First Lien Term Loan	8/2025	E + 4.50%	6.43%	8/2032	EUR 6,361	7,427	7,411	3.09%
Flexera Software LLC(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.50%	8.35%	8/2032	21,076	21,025	20,907	8.72%
Navex Global Holdings Corporation(12)	First Lien Delayed Draw Term Loan	10/2025	SOFR + 5.00%	—	10/2032	—	(37)	(38)	-0.02%
Navex Global Holdings Corporation(12)	First Lien Revolver	10/2025	SOFR + 5.00%	—	10/2031	—	(3)	(4)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
Navex Global Holdings Corporation(3)(16)	First Lien Term Loan	10/2025	SOFR + 5.00%	8.91%	10/2032	$33,000	$32,836	$32,835	13.69%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.75%	—	1/2032	—	(47)	(43)	-0.02%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Revolver	1/2025	SOFR + 4.75%	—	1/2032	—	(28)	(29)	-0.01%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(16)	First Lien Term Loan	1/2025	SOFR + 4.75%	8.42%	1/2032	25,816	25,582	25,584	10.67%
							135,060	135,310	56.43%
Total Debt Investments							395,603	397,274	165.70%
Equity and Other Investments
Health Care Providers and Services
KPCI Holdings Ltd. (dba PCI Pharma Services)(9)(11)	Preferred Equity	10/2025		11.00% PIK		55,000	55,194	55,168	23.01%
							55,194	55,168	23.01%
Total Equity and Other Investments							55,194	55,168	23.01%
Total Investments before Cash Equivalents							$450,797	$452,442	188.71%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund		—	3.65%	—	138,828	138,828	138,828	57.90%
Total Cash Equivalents							$138,828	$138,828	57.90%
Total Investments after Cash Equivalents							$589,625	$591,270	246.61%

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
(5)
The amortized cost represents the original cost, inclusive of any capitalized paid-in-kind (PIK) income, adjusted for the amortization of discounts and premiums, as applicable, on term debt investments using the effective interest method and the straight-line method for revolving or unfunded delayed draw investments.
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

5C Lending Partners Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share, per share data, percentages and as otherwise noted)

1. Organization and Business

5C Lending Partners Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory and tax requirements. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC (“Equity Holdings I”), a Delaware limited liability company, which has elected to be taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity interests in portfolio companies treated as flow-through entities for U.S. federal income tax purposes. As of June 30, 2026, Equity Holdings I had not made any investments. On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC (“ABL SPV-A”), a Delaware limited liability company whose assets are used to secure the ABL Credit Facility (as defined below).

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

On July 10, 2024, an affiliate of the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. The Company commenced operations on September 26, 2024, the date the Company issued 515 shares of Preferred Stock for an aggregate offering price of $1,545 and separately issued 80,000 shares of Common Stock for proceeds of $2,000 from outstanding Commitments of an affiliate to the Advisor. Prior to the commencement of operations, only organizational and administrative activities were conducted. The Company commenced investment operations in January 2025.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits held with financial institutions and are highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of June 30, 2026 and December 31, 2025, the Company had $16,085 and $136,846, respectively, of cash equivalents and $5,882 and $1,982, respectively, of restricted cash equivalents invested in a money market fund. As of June 30, 2026 and December 31, 2025, the Company had cash and restricted cash balances of $2,612 and $202, respectively, of which $1,733 and $0, respectively, were restricted. As of June 30, 2026 and December 31, 2025, cash denominated in Euro of $213 (EUR 187) and $125 (EUR 106), respectively, were included in cash and cash equivalents. As of June 30, 2026 and December 31, 2025, cash denominated in CAD of $144 (CAD 205) and $0, respectively, were included in cash and cash equivalents. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined in Note 6 “Debt”). Under the fair value hierarchy, cash and cash equivalents are classified as Level 1.

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

The Advisor applies the Financial Accounting Standards Board Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in the determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

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

Although the fair values of portfolio companies denominated in foreign currencies and the fluctuations in such fair value are translated to U.S. dollars as described above, the Company does not separately report that portion of the change in fair value resulting from changes in foreign exchange rates on investments from the changes in fair value of the underlying investments. Such fluctuations are included in net change in unrealized gains (losses) on investments on the Consolidated Statements of Operations. Fluctuations arising from the translation of foreign currency borrowings are included in the net change in unrealized gains (losses) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. To the extent a debt investment contains PIK provisions, PIK interest is accrued and recorded as interest income at the contractual rates. For the three and six months ended June 30, 2026, $2,080 and $4,270, respectively, of our investment income was comprised of PIK interest income. For the three and six months ended June 30, 2025, none of our investment income was comprised of PIK interest income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or unfunded delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as PIK dividend income and added to the principal balance of the preferred equity investment on the respective dividend payment dates rather than being paid in cash. PIK dividends added to the principal balance are generally due at certain predetermined dates or collected upon redemption of the equity. For the three and six months ended June 30, 2026, $1,591 and $3,139, respectively, of our investment income was comprised of PIK dividend income. For the three and six months ended June 30, 2025, none of our investment income was comprised of PIK dividend income. Dividend income earned from money market funds is recorded on an accrual basis.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s Credit Facilities. These amounts are capitalized as assets on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the Credit Facilities and included in interest expense in the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the Company had deferred financing costs net of amortization of $5,272 and $5,394, respectively. For the three and six months ended June 30, 2026, amortization of deferred financing costs included in interest expense was $463 and $942, respectively. For the three and six months ended June 30, 2025, amortization of deferred financing costs included in interest expense was $215 and $391, respectively. As of June 30, 2026, and December 31, 2025, the amount of capitalized financing costs paid or payable by an affiliate of the Advisor on behalf of the Company was $30 and $135, respectively, and the amount of capitalized financing costs payable to third parties was $37 and $70, respectively. As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings of $438,556 and $351,968, respectively.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company’s continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company’s commencement of operations or incurrence. For the three and six months ended June 30, 2026, the Company incurred offering costs of $111 and $377, respectively. For the three and six months ended June 30, 2026, amortization of offering costs totaled $174 and $318, respectively. For the three and six months ended June 30, 2025, the Company incurred offering costs of $44 and $151, respectively. For the three and six months ended June 30, 2025, amortization of offering costs was $432 and $840, respectively. For the three and six months ended June 30, 2025, the portion of amortized offering costs that the Advisor elected to pay on behalf of the Company was $406 and $789, respectively, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

As of June 30, 2026 and December 31, 2025, the Company had a capitalized balance of $445 and $386, respectively, of offering costs net of amortization. As of June 30, 2026 and December 31, 2025, the amount of capitalized offering costs paid by, or agreed to be paid by, an affiliate of the Advisor on behalf of the Company was $763 and $386, respectively. As of June 30, 2026 and December 31, 2025, there were no capitalized offering costs payable to third parties.

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

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized in other assets on the Consolidated Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of June 30, 2026 and December 31, 2025, the Company had prepaid expenses of $17 and $42, respectively.

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

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s federal and state tax returns, beginning with the tax year ended December 31, 2024, remain open to examination by applicable tax authorities.

For the three and six months ended June 30, 2026, the Company accrued U.S. federal excise tax expense of $61 and $61, respectively. For the three and six months ended June 30, 2025, the Company did not accrue U.S. federal excise tax.

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

3. Agreements and Related Party Transactions

Investment Advisory Agreement

On June 18, 2024, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Advisor. Under the terms of the Investment Advisory Agreement, the Advisor provides investment advisory services to the Company. The Advisor’s services under the Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Pursuant to the Investment Advisory Agreement, the Company pays the Advisor a fee for its investment advisory and management services consisting of two components—a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). Unless waived by the Advisor, the cost of both the Management Fee and the Incentive Fee is borne by the Company’s Stockholders.

The initial term of the Investment Advisory Agreement was two years. In May 2026, the Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Voting Securities (as defined below) and, in each case, a majority of the Independent Directors.

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

For the three and six months ended June 30, 2026, Management Fees were $1,035 and $1,881, respectively. For the three and six months ended June 30, 2025, Management Fees were $143 and $185, respectively.

As of June 30, 2026 and December 31, 2025, Management Fees payable were $1,035 and $589, respectively.

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

The “Capital Gains Incentive Fee” is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10.0% (17.5% in the event of an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company accrues, but does not pay, a Capital Gains Incentive Fee with respect to any unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

For the three and six months ended June 30, 2026, the Company accrued Investment Income Incentive Fees of $768 and $1,370, respectively. For the three and six months ended June 30, 2025, the Company did not accrue or incur any Investment Income Incentive Fees. As of June 30, 2026 and December 31, 2025, $768 and $413, respectively, was payable to the Advisor for Investment Income Incentive Fees.

For the three months ended June 30, 2026, the Company did not accrue any Capital Gains Incentive Fee as unrealized losses during the period were in excess of realized and unrealized gains. For the six months ended June 30, 2026, the Company accrued Capital Gains Incentive Fees of $(126), representing a reversal of previously accrued amounts. For the three and six months ended June 30, 2025, the Company did not accrue any Capital Gains Incentive Fee since there were no net realized or unrealized gains as of such date.

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

The initial term of the Administration Agreement was two years. In May 2026, the Board renewed the Administration Agreement. Unless earlier terminated, the Administration Agreement will remain in effect from year-to-year if approved annually by (i) a majority of the Board of Directors or holders of a majority of the Company’s outstanding Common Stock and (ii) a majority of those Directors who are not “interested persons” (as defined in the 1940 Act) of any party to the Administration Agreement. The Company or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon sixty (60) days’ written notice.

For the three and six months ended June 30, 2026, the Company incurred administrative service expenses of $635 and $1,241, respectively, payable to the Administrator under the terms of the Administration Agreement.

For the three and six months ended June 30, 2025, the Company incurred administrative service expenses of $741 and $1,587, respectively, payable to the Administrator under the terms of the Administration Agreement. For the three and six months ended June 30, 2025, $0 and $762, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three and six months ended June 30, 2025, $741 and $824, respectively, of these administrative service expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

Expense Support Agreement

On June 18, 2024, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement” or “ESA”) with the Advisor, pursuant to which the Advisor may elect to pay certain of the Company’s expenses, including those expenses incurred prior to the first drawdown date which occurred on September 26, 2024, on the Company’s behalf (“ESA Expense Payments”), provided that no portion of such ESA Expense Payments will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any ESA Expense Payment that the Advisor commits to pay must be paid by the Advisor to or on behalf of the Company in any combination of cash or other immediately available funds no later than ninety days after such commitment is made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all ESA Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. As a result, no amounts subject to the Expense Support Agreement will be reimbursed after three years from the date of the respective ESA Expense Payment. Any payments required to be made by the Company under the Expense Support Agreement are referred to as an “ESA Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the ESA Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all ESA Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Advisor; provided that the Advisor may waive its right to receive all or a portion of any ESA Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed ESA Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

The Company’s obligation to make an ESA Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Advisor has waived its right to receive such payment for the applicable quarter. The ESA Reimbursement Payment for any calendar quarter will be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than ninety (90) days after the end of such calendar quarter.

No ESA Reimbursement Payment for any applicable calendar quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed ESA Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the ESA Expense Payment was made to which such ESA Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed ESA Reimbursement Payment is greater than the Operating Expense Ratio at the time the ESA Expense Payment was made to which such ESA Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, Management Fees and Incentive Fees owed to the Advisor, and interest expense, by the Company’s net assets.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any ESA Expense Payments that have not been reimbursed by the Company to the Advisor will remain the Company’s obligation following any such termination, subject to the terms of the Expense Support Agreement.

The following table shows the summary of expense payments and related reimbursement payments pursuant to the Expense Support Agreement since the Company’s commencement of operations:

	ESA Expense Payments Made by Advisor	Cumulative ESA Reimbursement Payments to Advisor	Unreimbursed ESA Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per share of Common Stock(2)	Operating Expense Ratio(3)
For the Quarter Ended
September 30, 2024(1)	$2,831	$2,831	$—	September 30, 2027	—	37.07%
December 31, 2024	1,143	1,143	—	December 31, 2027	—	7.30%
March 31, 2025	1,313	1,313	—	March 31, 2028	—	2.34%
June 30, 2025	1,935	1,935	—	June 30, 2028	—	1.25%
September 30, 2025	403	403	—	September 30, 2028	—	0.69%
December 31, 2025	106	—	106	December 31, 2028	2.30%	0.61%
Total	$7,731	$7,625	$106

(1)
Included in this amount is $1,562 of ESA Expense Payments made by the Advisor relating to expenses incurred by the Company for the period from October 16, 2023 (inception) through the quarter ended June 30, 2024.
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

As of June 30, 2026, the Advisor has provided written commitments for ESA Expense Payments in the amount of $7,731 related to expenses incurred by the Company since inception. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. For the three and six months ended June 30, 2026, the Company recognized $1,071 and $3,843, respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters. For the three and six months ended June 30, 2025, the Company recognized $1,615 and $2,078 respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters. Pursuant to the Expense Support Agreement, ESA Reimbursement Payments shall be deemed to relate to the earliest unreimbursed ESA Expense Payments made by the Advisor. As of June 30, 2026 and December 31, 2025, there was $1,071 and $560, respectively, included within due to affiliates for reimbursement of expense support.

Expense Limitation Agreement

On May 5, 2026, the Company entered into an agreement with the Advisor (the “Expense Limitation Agreement”), which generally replaced the Expense Support Agreement, dated June 18, 2024. The Expense Limitation Agreement limits certain of the Company’s Operating Expenses (as defined below) to no more than 0.25% of the Company’s average quarterly Gross Assets (as defined below) for such quarter. Accordingly, the Advisor has agreed to reimburse the Company for certain Operating Expenses on a quarterly basis, beginning with the quarter that commenced on April 1, 2026 (any such payment made by the Advisor, an “Expense Payment”), and the Company has agreed to later repay such amounts (any such payment by the Company, a “Reimbursement Payment”), pursuant to the terms of the Expense Limitation Agreement. In addition, the Advisor may reimburse the Company for, or pay on its behalf, any additional percentage of the Company’s average quarterly Gross Assets, only to the extent deemed appropriate in the sole discretion of the Advisor. The actual amount of Operating Expenses incurred by the Company in any applicable quarter after deducting any Expense Payment (but not below zero), as a percentage of the Company’s average quarterly Gross Assets, is referred to as the “Percentage Limit.” For the purposes of the Expense Limitation Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, excluding Management Fees and Incentive Fees, financing fees and costs, interest expense, taxes, litigation expenses, underwriter costs and expenses, reimbursements due to the Advisor under the Expense Support Agreement and the Expense Limitation Agreement, and extraordinary or non-routine expenses not incurred in the ordinary course of the Company’s business. In addition, for purposes of the Expense Limitation Agreement, “Gross Assets” means, as of any date of determination, the greater of (x) the actual gross assets of the Company or (y) $2.0 billion plus 1.25x assumed leverage ($4.5 billion in the aggregate).

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

All existing expenses of the Company incurred up to March 31, 2026 and the Company’s existing obligations to make ESA Expense Payments or ESA Reimbursement Payments in connection therewith shall be governed by the terms of the Expense Support Agreement, and all expenses of the Company incurred on or after April 1, 2026, and thereafter, shall be governed by the terms of the Expense Limitation Agreement.

The Company or the Advisor may terminate the Expense Limitation Agreement at any time, without penalty, with or without notice. The Expense Limitation Agreement will automatically terminate in the event (a) of the termination by the Company of the Investment Advisory Agreement, (b) the Board of Directors makes a determination to dissolve or liquidate the Company, or (c) the Company consummates an Exchange Listing or a sale of all or substantially all of the Company’s assets to, or a merger or other liquidity transaction with, an entity in which the Company’s Stockholders receive shares of a publicly traded company that continues to be managed by the Advisor or an affiliate thereof. Upon termination of the Expense Limitation Agreement, the Company will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Limitation Agreement, that have not been reimbursed by the Company to the Advisor.

For the three and six months ended June 30, 2026, there were no expenses paid or committed to be paid by the Advisor under the Expense Limitation Agreement.

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

Due to Affiliate

As of June 30, 2026 and December 31, 2025, 5C Investment Partners LP, an affiliate of the Advisor, had paid or agreed to pay $763 and $386, respectively, of offering costs, and $30 and $135, respectively, of financing costs on behalf of the Company, which represents a liability of the Company.

4. Investments at Fair Value

The composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$513,840	$509,228	$307,857	$309,054
Second Lien debt investments	87,882	78,220	87,746	88,220
Unsecured and Subordinated debt investments	62,301	62,260	—	—
Preferred equity investments	58,333	57,531	55,194	55,168
Total Investments	$722,356	$707,239	$450,797	$452,442

The industry composition of investments at amortized cost and fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$22,327	$22,428	3.2%	$21,038	$21,190	4.7%
Construction and Engineering	31,559	32,095	4.5%	29,766	29,867	6.6%
Distributors	39,486	39,320	5.6%	39,437	39,520	8.7%
Diversified Consumer Services	113,585	113,487	16.0%	43,813	43,793	9.7%
Health Care Providers and Services	152,799	150,521	21.3%	89,033	89,426	19.8%
Health Care Technology	20,398	20,223	2.9%	20,389	20,518	4.5%
Insurance	86,908	86,384	12.2%	46,427	46,478	10.3%
Professional Services	88,033	87,791	12.4%	25,834	26,340	5.8%
Software	135,630	123,494	17.5%	135,060	135,310	29.9%
Trading Companies and Distributors	31,631	31,496	4.4%	—	—	—
Total	$722,356	$707,239	100.0%	$450,797	$452,442	100.0%

The geographic composition of investments at fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
United States	91.1%	96.2%
Canada	8.9%	3.8%
Total	100.0%	100.0%

5. Fair Value Measurements

The following tables summarize the Company’s investments and cash equivalents categorized within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$509,228	$509,228
Second Lien debt investments	—	—	78,220	78,220
Unsecured and Subordinated debt investments	—	—	62,260	62,260
Preferred equity investments	—	—	57,531	57,531
Total Investments at fair value before Cash Equivalents	—	—	707,239	707,239
Money Market Fund	21,967	—	—	21,967
Total Cash Equivalents	21,967	—	—	21,967
Total Investments at fair value after Cash Equivalents	$21,967	$—	$707,239	$729,206

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$309,054	$309,054
Second Lien debt investments	—	—	88,220	88,220
Unsecured and Subordinated debt investments	—	—	—	—
Preferred equity investments	—	—	55,168	55,168
Total Investments at fair value before Cash Equivalents	—	—	452,442	452,442
Money Market Fund	138,828	—	—	138,828
Total Cash Equivalents	138,828	—	—	138,828
Total Investments at fair value after Cash Equivalents	$138,828	$—	$452,442	$591,270

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended
	June 30, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$441,766	$81,330	$75,549	$56,801	$655,446
Purchases and originations of investments	71,777	—	—	—	71,777
Paid-in-kind interest income	154	—	1,791	—	1,945
Paid-in-kind dividend income	—	—	—	1,591	1,591
Proceeds from sale of investments and principal repayments	(1,697)	—	(15,110)	—	(16,807)
Net change in unrealized gains (losses) on investments	(2,998)	(3,167)	(11)	(861)	(7,037)
Net realized gains (losses) on investments	—	—	(1)	—	(1)
Net amortization of discount on investments	226	57	42	—	325
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$509,228	$78,220	$62,260	$57,531	$707,239
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at June 30, 2026	$(2,998)	$(3,167)	$(11)	$(861)	$(7,037)

	For the Six Months Ended
	June 30, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$309,054	$88,220	$—	$55,168	$452,442
Purchases and originations of investments	207,993	—	73,500	—	281,493
Paid-in-kind interest income	310	—	3,804	—	4,114
Paid-in-kind dividend income	—	—	—	3,139	3,139
Proceeds from sale of investments and principal repayments	(2,788)	—	(15,110)	—	(17,898)
Net change in unrealized gains (losses) on investments	(5,808)	(10,137)	(41)	(776)	(16,762)
Net realized gains (losses) on investments	—	—	(1)	—	(1)
Net amortization of discount on investments	467	137	108	—	712
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$509,228	$78,220	$62,260	$57,531	$707,239
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at June 30, 2026	$(5,808)	$(10,137)	$(41)	$(776)	$(16,762)

	For the Three Months Ended
	June 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	51,324	$—	$—	$—	$51,324
Purchases and originations of investments	42,965	39,400	—	—	82,365
Paid-in-kind interest income	—	—	—	—	—
Paid-in-kind dividend income	—	—	—	—	—
Proceeds from sale of investments and principal repayments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(243)	103	—	—	(140)
Net realized gains (losses) on investments	—	—	—	—	—
Net amortization of discount on investments	39	17	—	—	56
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$94,085	$39,520	$—	$—	$133,605
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at June 30, 2025	$(243)	$103	$—	$—	$(140)

	For the Six Months Ended
	June 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	—	$—	$—	$—	$—
Purchases and originations of investments	94,289	39,400	—	—	133,689
Paid-in-kind interest income	—	—	—	—	—
Paid-in-kind dividend income	—	—	—	—	—
Proceeds from sale of investments and principal repayments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(271)	103	—	—	(168)
Net realized gains (losses) on investments	—	—	—	—	—
Net amortization of discount on investments	67	17	—	—	84
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$94,085	$39,520	$—	$—	$133,605
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at June 30, 2025	$(271)	$103	$—	$—	$(168)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. During the three and six months ended June 30, 2026 and June 30, 2025, no investments were transferred into or out of Level 3.

The following tables present the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value for the Level 3 investments.

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$484,509	Income approach	Discount rate	8.6% - 10.8% (9.4%)	Decrease
First Lien debt investments	24,719	Recent Transaction	Transaction Price	99.1% - 99.1% (99.1%)	Increase
Second Lien debt investments	78,220	Income approach	Discount rate	10.0% - 16.2% (13.1%)	Decrease
Unsecured and Subordinated debt investments	62,260	Income approach	Discount rate	12.6% - 12.6% (12.6%)	Decrease
Preferred equity investments	57,531	Income approach	Discount rate	12.2% - 12.2% (12.2%)	Decrease
Total	$707,239

(1)
The weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$259,231	Income approach	Discount rate	8.3% - 9.4% (8.8%)	Decrease
First Lien debt investments	49,823	Recent Transaction	Transaction Price	99.0% - 99.5% (99.3%)	Increase
Second Lien debt investments	88,220	Income approach	Discount rate	9.5% - 10.5% (10.1%)	Decrease
Preferred equity investments	55,168	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Total	$452,442

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s Credit Facilities (as defined below) approximates its fair value, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2026 and December 31, 2025.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61(a) of the 1940 Act, the Company obtained Board of Directors’ approval to borrow amounts such that its asset coverage is at least 150%, rather than 200%. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 166.22% and 167.82%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test.

The Company’s outstanding debt obligations as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$136,556	$136,556	$113,444
ABL Credit Facility	400,000	302,000	302,000	98,000
Total Debt	$650,000	$438,556	$438,556	$211,444

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

Pursuant to Section 2.15 of the Revolving Credit Agreement (“Section 2.15”), an increase was effective on June 27, 2025 for the revolving credit facility (the “Credit Facility” and, such increase, the “First Committed Accordion Exercise”). The Credit Facility and ABL Credit Facility (as defined below) are referred to collectively as the “Credit Facilities.” Pursuant to the First Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150.0 million to $215.0 million. Pursuant to Section 2.15, an increase was effective on September 8, 2025 for the Credit Facility (the “Second Committed Accordion Exercise”). Pursuant to the Second Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $215.0 million to $250.0 million (the “Maximum Principal Amount”), of which $50.0 million is available for standby letters of credit. As of June 30, 2026, the Company had no outstanding letters of credit issued through the Credit Facility. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. Subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

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

As of June 30, 2026, borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars (USD), at the Company’s option (a) the daily simple SOFR plus 1.85%, (b) the Adjusted Term SOFR for the applicable interest period plus 1.85% or (c) 0.85% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in Euros, Yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 1.85%; (iii) in the case of loans denominated in sterling, SONIA plus 1.85%; (iv) in the case of loans denominated in Swiss francs, SARON plus 1.85%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 1.85% or (b) the adjusted Term CORRA for the applicable interest period plus 1.85%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.15%, subject to certain conditions. As of June 30, 2026, the Company had outstanding debt denominated in Euro (EUR) of 6.4 million and Canadian dollars (CAD) of 89.5 million on its Credit Facility included in outstanding principal in the table above. As of June 30, 2026, USD borrowings under the Credit Facility bore interest at the daily simple SOFR plus 1.85%, EUR borrowings under the Credit Facility bore interest at the Eurocurrency Rate for the applicable interest period plus 1.85%, and CAD borrowings under the Credit Facility bore interest at the adjusted Term CORRA for the applicable interest period plus 1.85%. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility on the basis of actual days elapsed in a year consisting of 360 days. As of June 30, 2026, the unused commitment fee was equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information.

As of June 30, 2026, the Credit Facility will mature upon the earliest of (i) January 14, 2028 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the 1940 Act.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Credit Facility.

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

As of June 30, 2026 and December 31, 2025, the Company had no outstanding Repurchase Obligations.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management Agreement among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. On February 4, 2026, the commitments under the facility automatically increased to an amount equal to $400.0 million. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is SOFR based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. As of June 30, 2026, the unused commitment fee was equal to 0.50% per annum on the unused portion of the lenders’ commitments under the ABL Credit Facility. Deferred financing costs related to the ABL Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Borrower as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower have each made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

On May 14, 2026, the Company entered into the First Amendment to the Ally Loan Agreement (the “First Amendment”). The First Amendment amends the ABL Credit Facility to modify the excess concentration amount limitations to extend the time period during which higher concentration limits are permitted for certain obligor limits and to increase the hard dollar amounts, as further detailed in the First Amendment.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the ABL Credit Facility.

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$5,273	$740	$9,744	$1,041
Commitment fees	220	82	497	162
Amortization of deferred financing costs	463	215	942	391
Total Interest Expense	$5,956	$1,037	$11,183	$1,594
Average debt outstanding(1)	$403,712	$44,310	$371,391	$35,211
Weighted average interest rate(1)(2)	5.2%	6.6%	5.2%	6.6%

(1)
For the six months ended June 30, 2025, average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Credit Facility on January 21, 2025.
(2)
The weighted average interest rate is calculated as the sum of outstanding principal balances multiplied by their respective interest rates, divided by total outstanding principal.

The following tables present the changes in deferred financing costs on our revolving Credit Facilities as of and for the six months ended June 30, 2026 and as of and for the year ended December 31, 2025:

	For the Six Months Ended
	June 30, 2026
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$1,331	$4,063	$5,394
Deferred financing costs incurred during the period	753	67	820
Amortization of deferred financing costs	(523)	(419)	(942)
Deferred financing costs, end of period	$1,561	$3,711	$5,272

	For the Year Ended
	December 31, 2025
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$578	$—	$578
Deferred financing costs incurred during the period	1,711	4,191	5,902
Amortization of deferred financing costs	(958)	(128)	(1,086)
Deferred financing costs, end of period	$1,331	$4,063	$5,394

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	June 30, 2026	December 31, 2025
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$6,392	$12,493
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	4,545
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	1,591
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	2,500
AGS Health BCP LLC	First Lien Revolver	8/2032	909	909
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Delayed Draw Term Loan	1/2028	6,549	—
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Revolver	1/2033	4,803	—
Blue River PetCare, LLC	First Lien Delayed Draw Term Loan	2/2028	25,384	—
Blue River PetCare, LLC	First Lien Revolver	8/2029	4,616	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	5,833	5,833
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	2,917
Fetch, Inc.	First Lien Delayed Draw Term Loan	10/2028	10,000	—
Fetch, Inc.	First Lien Revolver	3/2033	6,000	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	1,617
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	7,500	10,417
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	—	4,634
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	4,211	4,211
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	3,579	5,474
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	12,742	13,497
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	3,770	3,770
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	788	1,676
Mindbody, Inc. (dba Playlist)	First Lien Revolver	3/2033	4,444	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	15,250
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	700
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	3,808	10,624
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	3/2028	11,511	—
Radwell Parent, LLC	First Lien Revolver	4/2030	1,644	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	715	1,786
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	3,573
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	—	1,372
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	4,255
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	10,811	10,811
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Revolver	1/2032	2,703	3,243
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	6,328	8,768
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	1,000
Total Unfunded Commitments			$182,988	$137,466

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of June 30, 2026 and December 31, 2025, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred, a portion of which is subject to conditional reimbursement. As described in Note 3, the Company does not consider the unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. Refer to Note 3 for additional information.

8. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,014,163 and $729,030, respectively ($718,591 and $492,157 remaining undrawn, respectively), of which $269,845 and $269,745, respectively ($182,164 and $182,090 remaining undrawn, respectively), are from affiliates of the Advisor.

Common Stock

The Company has the authority to issue up to 5,000,000,000 shares of Common Stock. The Company issues and sells Common Stock from time to time in reliance upon Section 4(a)(2) of the 1933 Act, which provides an exemption from the registration requirements of the 1933 Act.

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026:

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

As of June 30, 2026, the Company has issued an aggregate of 11,873,949 shares of Common Stock for aggregate proceeds of $295,572 pursuant to such drawdowns of Capital Commitments.

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

There were no Preferred Stock issuances during the six months ended June 30, 2026 and June 30, 2025.

Distributions and Distribution Reinvestment Plan

The following table summarizes the Company’s regular and special distributions declared to Common Stockholders for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 4, 2026	March 6, 2026	March 12, 2026	$0.20	$1,908
May 5, 2026	May 13, 2026	May 20, 2026	0.23	2,772
Total Distributions			$0.43	$4,680

During the three and six months ended June 30, 2026, $2,772 and $4,680, respectively, of Common Stock distributions were declared and paid by the Company. During the six months ended June 30, 2026, the Company also paid $1,937 to Common Stockholders for distributions declared on December 24, 2025. The distributions declared during the three and six months ended June 30, 2026 were derived from net investment income, determined on a tax basis. During the three and six months ended June 30, 2025, no Common Stock distributions had been declared or paid by the Company.

For the three and six months ended June 30, 2026, $46 and $93, respectively, of Preferred Dividends were earned. For both the three and six months ended June 30, 2026, the Company declared, accrued and paid Preferred Dividends of $93. For the three and six months ended June 30, 2025, $46 and $93, respectively, of Preferred Dividends were earned. For both the three and six months ended June 30, 2025, the Company declared, accrued and paid Preferred Dividends of $93. The Company records an obligation for Preferred Dividends once declared. Income available to holders of Common Stock was adjusted for these dividends for purposes of presenting earnings (losses) per share.

The following table summarizes the Company’s dividends declared and paid to Preferred Stockholders for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 11, 2026	June 15, 2026	June 30, 2026	$180	$93
Total Dividends			$180	$93

The following table summarizes the Company’s dividends declared and paid to Preferred Stockholders for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 11, 2025	June 15, 2025	June 30, 2025	$180	$93
Total Dividends			$180	$93

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

Pursuant to our distribution reinvestment plan, the following table summarizes the shares of Common Stock issued and the value of such shares, as of the payment date, to Common Stockholders who have not opted out of the Company’s DRIP for the six months ended June 30, 2026:

Payment Date	DRIP Shares of Common Stock Issued	DRIP Value
January 15, 2026	43,059	$1,086
March 12, 2026	42,093	1,063
May 20, 2026	73,487	1,792
Total	158,639	$3,941

9. Earnings (Losses) Per Share

The following table sets forth the computation of basic and diluted earnings (losses) per share of Common Stock for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended		For the Six Months Ended
Earnings (losses) per share of Common Stock—basic and diluted	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$230	$(96)	$(6,292)	$(196)
Weighted average shares of Common Stock outstanding (basic and diluted)	12,018,505	2,968,286	10,947,434	2,163,914
Earnings (losses) per share of Common Stock (basic and diluted)	$0.02	$(0.03)	$(0.57)	$(0.09)

10. Financial Highlights

The following are the financial highlights per share of Common Stock outstanding:

	For the Six Months Ended
($ in thousands, except share, per share amounts, and percentages)	June 30, 2026	June 30, 2025
Per Share Data:
Net asset value per share of Common Stock, beginning of period	$25.24	$24.82
Net investment income (loss)(1)	0.79	0.03
Net realized and unrealized gain (loss)(1)	(1.35)	(0.08)
Total increase (decrease) in net assets resulting from investment operations	(0.56)	(0.05)
Distributions of net investment income to Preferred Stockholders(1)	(0.01)	(0.04)
Common Stock distributions declared from net investment income(7)	(0.43)	—
Net increase (decrease) in net assets relating to capital share transactions(5)	(0.07)	—
Total increase (decrease) in net assets applicable to holders of Common Stock	(1.07)	(0.09)
Net asset value per share of Common Stock, end of period	$24.17	$24.73
Total return based on net asset value(2)	-2.56%	-0.36%
Ratios / Supplemental Data:
Ratio of net investment income (loss) to average net assets applicable to Common Stock(3)(6)	7.84%	3.10%
Ratio of total expenses to average net assets applicable to Common Stock, gross(3)(6)	13.34%	14.75%
Ratio of total expenses to average net assets applicable to Common Stock, net of waivers(3)(6)	14.75%	7.72%
Portfolio turnover rate(4)	2.96%	0.00%
Net assets, end of period	$292,973	$122,195
Shares of Common Stock outstanding, end of period	12,058,075	4,879,032
Weighted average shares of Common Stock outstanding	10,947,434	2,163,914
Total capital commitments, end of period	$1,014,163	$640,456
Ratio of total contributed capital to total committed capital, end of period	29.14%	18.87%
Asset coverage ratio	166.22%	177.67%

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
(3)
Amounts are annualized except for organizational and offering costs, expense support amounts relating to organizational and offering costs, capital gains incentive fee, and reimbursement of expense support. The ratio of total expenses to average net assets applicable to Common Stock, gross excludes the effect of expenses waived by the Advisor, expense support, and reimbursement of expense support which represented -1.41% and 7.03%, respectively, of average net assets for the six months ended June 30, 2026 and June 30, 2025.
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

11. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the consolidated financial statements were issued. Except as noted below or already disclosed, there have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2026.

Common Stock Issuance

On July 24, 2026, the Company issued approximately 3,705,229 shares of Common Stock, resulting in gross proceeds of approximately $90 million.

Distributions

On August 4, 2026, the Board of Directors of the Company authorized a cash distribution of $0.37 per share of the Company’s Common Stock, which the Company declared on August 5, 2026. The distribution is payable on August 14, 2026, to the holders of record of the Company’s Common Stock as of the close of business on August 7, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Investment Operations

As of August 5, 2026, the Company’s investment portfolio totaled $1,011.0 million across 28 portfolio companies, comprised of loan commitments of $951.6 million in aggregate principal amount, of which $759.8 million was funded and $191.8 million was unfunded, and a preferred equity investment of $59.4 million.

Recent Transactions

WillowWood - Switzerland BidCo LLC

On July 16, 2026, the Company closed a first lien credit facility for Switzerland BidCo LLC (“WillowWood”) backing an acquisition by a financial sponsor with loan commitments of $38.3 million in aggregate principal amount. WillowWood is a leading designer and manufacturer of prosthetic medical devices.

MB2 - MB2 Dental Solutions, LLC

On July 23, 2026, the Company entered into a secondary purchase of a first lien credit facility for MB2 Dental Solutions, LLC (“MB2”) with loan commitments of $50.0 million in aggregate principal amount. MB2 is a leading dental partnership organization.

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

Overview of Our Business and Investment Framework

The Company is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements. We are managed by the Advisor. The Advisor is a limited liability company that is registered as an investment adviser under the Advisers Act. The Advisor is responsible for managing our day-to-day operations and providing investment advisory and management services to the Company. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC (“Equity Holdings I”), a Delaware limited liability company, which has elected to be taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity interests in portfolio companies treated as flow-through entities for U.S. federal income tax purposes. On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC (“ABL SPV-A”), a Delaware limited liability company whose assets are used to secure the ABL Credit Facility (as defined below).

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

The Company intends to seek to list its shares of Common Stock on a national securities exchange (an “Exchange Listing”), as determined by the Advisor in its sole discretion within seven years of the Company’s initial closing (the “Initial Closing”), which occurred on September 26, 2024, subject to an additional one-year extension with the approval of the Board of Directors. Any Exchange Listing is subject to future market conditions and there can be no assurance that any Exchange Listing will occur. Until any Exchange Listing, the Company’s Common Stock is not registered under the 1933 Act, or any state securities law, and is restricted as to transfer by law and the terms of the charter of the Company.

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

The Advisor has agreed to advance costs on our behalf. Unless the Advisor waives or elects to cover such expenses pursuant to the Expense Support Agreement or Expense Limitation Agreement, we will be obligated to reimburse the Advisor for such advanced expenses. See the Expense Support Agreement and Expense Limitation Agreement sections below. Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Advisor and its affiliates.

Expense Support Agreement

On June 18, 2024, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement” or “ESA”) with the Advisor, pursuant to which the Advisor may elect to pay certain of the Company’s expenses, including those expenses incurred prior to the first drawdown date which occurred on September 26, 2024, on the Company’s behalf (“ESA Expense Payments”), provided that no portion of such ESA Expense Payments will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any ESA Expense Payment that the Advisor commits to pay must be paid by the Advisor to or on behalf of the Company in any combination of cash or other immediately available funds no later than ninety days after such commitment is made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all ESA Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. As a result, no amounts subject to the Expense Support Agreement will be reimbursed after three years from the date of the respective ESA Expense Payment. Any payments required to be made by the Company under the Expense Support Agreement are referred to as an “ESA Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the ESA Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all ESA Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Advisor; provided that the Advisor may waive its right to receive all or a portion of any ESA Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed ESA Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

The Company’s obligation to make an ESA Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Advisor has waived its right to receive such payment for the applicable quarter. The ESA Reimbursement Payment for any calendar quarter will be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than ninety (90) days after the end of such calendar quarter.

No ESA Reimbursement Payment for any applicable calendar quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed ESA Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the ESA Expense Payment was made to which such ESA Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed ESA Reimbursement Payment is greater than the Operating Expense Ratio at the time the ESA Expense Payment was made to which such ESA Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, Management Fees and Incentive Fees owed to the Advisor, and interest expense, by the Company’s net assets.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any ESA Expense Payments that have not been reimbursed by the Company to the Advisor will remain the Company’s obligation following any such termination, subject to the terms of the Expense Support Agreement.

For the three and six months ended June 30, 2026, there were no expenses subject to conditional reimbursement by the Company under the Expense Support Agreement.

For the three months ended June 30, 2025, administrative service expenses of $741, professional fees of $492, directors’ fees of $90, other general and administrative expenses of $206, and amortization of deferred offering costs of $406 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the six months ended June 30, 2025, administrative service expenses of $824, professional fees of $1,045, directors’ fees of $176, other general and administrative expenses of $414, and amortization of deferred offering costs of $789 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

Expense Limitation Agreement

On May 5, 2026, the Company entered into an agreement with the Advisor (the “Expense Limitation Agreement”), which generally replaced the Expense Support Agreement, dated June 18, 2024. The Expense Limitation Agreement limits certain of the Company’s Operating Expenses (as defined below) to no more than 0.25% of the Company’s average quarterly Gross Assets (as defined below) for such quarter. Accordingly, the Advisor has agreed to reimburse the Company for certain Operating Expenses on a quarterly basis, beginning with the quarter that commenced on April 1, 2026 (any such payment made by the Advisor, an “Expense Payment”), and the Company has agreed to later repay such amounts (any such payment by the Company, a “Reimbursement Payment”), pursuant to the terms of the Expense Limitation Agreement. In addition, the Advisor may reimburse the Company for, or pay on its behalf, any additional percentage of the Company’s average quarterly Gross Assets, only to the extent deemed appropriate in the sole discretion of the Advisor. The actual amount of Operating Expenses incurred by the Company in any applicable quarter after deducting any Expense Payment (but not below zero), as a percentage of the Company’s average quarterly Gross Assets, is referred to as the “Percentage Limit.” For the purposes of the Expense Limitation Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, excluding Management Fees and Incentive Fees, financing fees and costs, interest expense, taxes, litigation expenses, underwriter costs and expenses, reimbursements due to the Advisor under the Expense Support Agreement and the Expense Limitation Agreement, and extraordinary or non-routine expenses not incurred in the ordinary course of the Company’s business. In addition, for purposes of the Expense Limitation Agreement, “Gross Assets” means, as of any date of determination, the greater of (x) the actual gross assets of the Company or (y) $2.0 billion plus 1.25x assumed leverage ($4.5 billion in the aggregate).

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

All existing expenses of the Company incurred up to March 31, 2026 and the Company’s existing obligations to make ESA Expense Payments or ESA Reimbursement Payments in connection therewith shall be governed by the terms of the Expense Support Agreement, and all expenses of the Company incurred on or after April 1, 2026, and thereafter, shall be governed by the terms of the Expense Limitation Agreement.

The Company or the Advisor may terminate the Expense Limitation Agreement at any time, without penalty, with or without notice. The Expense Limitation Agreement will automatically terminate in the event (a) of the termination by the Company of the Investment Advisory Agreement, (b) the Board of Directors makes a determination to dissolve or liquidate the Company, or (c) the Company consummates an Exchange Listing or a sale of all or substantially all of the Company’s assets to, or a merger or other liquidity transaction with, an entity in which the Company’s Stockholders receive shares of a publicly traded company that continues to be managed by the Advisor or an affiliate thereof. Upon termination of the Expense Limitation Agreement, the Company will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Limitation Agreement, that have not been reimbursed by the Company to the Advisor.

Expense Waivers

For the three and six months ended June 30, 2026, no expenses have been waived by the Advisor. For the three and six months ended June 30, 2025, $0 and $762, respectively, of administrative service expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

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

The total fair value of the Company’s investment portfolio was $707,239 as of June 30, 2026 consisting of 26 portfolio companies. As of June 30, 2026, the Company’s investment portfolio based on fair value consisted of 72.0% first lien debt investments, 11.1% second lien debt investments, 8.8% of unsecured and subordinated debt investments, and 8.1% preferred equity investments.

The Company’s investment activity for the three and six months ended June 30, 2026 and June 30, 2025 is presented below (the information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended
Investments:	June 30, 2026	June 30, 2025
New investment commitments:(1)
Purchases and originations	$70,000	$90,000
Total new investment commitments	$70,000	$90,000
Principal amount of investments funded:
First Lien debt investments	$72,314	$43,447
Second Lien debt investments	—	40,000
Unsecured and Subordinated debt investments	1,791	—
Preferred equity investments	1,591	—
Total principal amount of investments funded	$75,696	$83,447
Principal amount of investments sold or repaid:
First Lien debt investments	$(1,696)	$—
Unsecured and Subordinated debt investments	(15,403)	—
Total principal amount of investments sold or repaid	$(17,099)	$—
Number of new investment commitments in new portfolio companies	2	2

(1)
New investment commitments include funded and unfunded commitments to fund revolving loans and delayed draw loans.

	For the Six Months Ended
Investments:	June 30, 2026	June 30, 2025
New investment commitments:(1)
Purchases and originations	$329,359	$228,500
Total new investment commitments	$329,359	$228,500
Principal amount of investments funded:
First Lien debt investments	$210,500	$95,643
Second Lien debt investments	—	40,000
Unsecured and Subordinated debt investments	78,804	—
Preferred equity investments	3,139	—
Total principal amount of investments funded	$292,443	$135,643
Principal amount of investments sold or repaid:
First Lien debt investments	$(2,787)	$—
Unsecured and Subordinated debt investments	(15,403)	—
Total principal amount of investments sold or repaid	$(18,190)	$—
Number of new investment commitments in new portfolio companies	7	7

(1) New investment commitments include funded and unfunded commitments to fund revolving loans and delayed draw loans.

The following table presents certain selected financial information regarding our investment portfolio as of June 30, 2026 and December 31, 2025 (excluding investments in money market funds, if any):

	June 30, 2026	December 31, 2025
Number of portfolio companies	26	19
Percentage of income-producing investments bearing a floating rate(1)	83.1%	87.8%
Percentage of income-producing investments bearing a fixed rate(1)	16.9%	12.2%
Weighted average yield on income-producing investments, at amortized cost(2)	9.3%	9.3%

(1)
Percentage based on fair value.
(2)
The weighted average yield includes the interest rates and amortization of discounts for each income-producing investment and is weighted by its amortized cost relative to the aggregate amortized cost of all income-producing investments.

As of June 30, 2026 and December 31, 2025, the Company’s investments consisted of the following:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$513,840	$509,228	$307,857	$309,054
Second Lien debt investments	87,882	78,220	87,746	88,220
Unsecured and Subordinated debt investments	62,301	62,260	—	—
Preferred equity investments	58,333	57,531	55,194	55,168
Total Investments	$722,356	$707,239	$450,797	$452,442

As of June 30, 2026 and December 31, 2025, no investments in the portfolio were on non-accrual status.

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

The Advisor rates the investments in our portfolio each quarter and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments with a rating of 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds) on the 1 to 4 performance investment rating system at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$—	—
2	707,239	100%	452,442	100%
3	—	—	—	—
4	—	—	—	—
Total	$707,239	100%	$452,442	100%

Results of Operations

Although the Company was formed on October 16, 2023, we commenced operations on September 26, 2024. On January 9, 2025, we commenced investment operations.

Operating results for the three and six months ended June 30, 2026 and June 30, 2025, were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total Investment Income	$16,831	$2,911	$30,806	$3,974
Net Expenses	10,901	2,821	22,104	3,909
Net Investment Income (Loss) Before Income Taxes	5,930	90	8,702	65
Income taxes, including excise taxes	61	—	61	—
Net Investment Income (Loss)	5,869	90	8,641	65
Net Change in Unrealized Gains (Losses)	(5,588)	(140)	(14,929)	(168)
Net Realized Gains (Losses)	(5)	—	89	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$276	$(50)	$(6,199)	$(103)

Investment Income

Investment income for the three and six months ended June 30, 2026 and June 30, 2025, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income	$12,772	$2,658	$22,632	$3,640
Paid-in-kind interest income	2,080	—	4,270	—
Dividend income	41	98	105	149
Paid-in-kind dividend income	1,591	—	3,139	—
Other income	347	155	660	185
Total Investment Income	$16,831	$2,911	$30,806	$3,974

Interest income, which includes amortization of discounts and premiums, increased from $2,658 for the three months ended June 30, 2025 to $12,772 for the three months ended June 30, 2026. The increase in interest income was primarily the result of growth in our investment portfolio. PIK interest income increased from $0 for the three months ended June 30, 2025 to $2,080 for the three months ended June 30, 2026, primarily due to investments with PIK provisions originated after the prior year period. For the three months ended June 30, 2026, 12.4% of our total investment income was comprised of PIK interest income. Dividend income decreased from $98 for the three months ended June 30, 2025 to $41 for the three months ended June 30, 2026 and was primarily due to a lower average balance invested in a money market fund for the three months ended June 30, 2026. PIK dividend income increased from $0 for the three months ended June 30, 2025 to $1,591 for the three months ended June 30, 2026, driven by investments with PIK provisions originated after the prior year period. For the three months ended June 30, 2026, 9.5% of our total investment income was comprised of PIK dividend income. Other income increased from $155 for the three months ended June 30, 2025 to $347 for the three months ended June 30, 2026, primarily due to unfunded commitment fees.

Interest income, which includes amortization of discounts and premiums, increased from $3,640 for the six months ended June 30, 2025 to $22,632 for the six months ended June 30, 2026. The increase in interest income was primarily the result of growth in our investment portfolio. PIK interest income increased from $0 for the six months ended June 30, 2025 to $4,270 for the six months ended June 30, 2026, primarily due to investments with PIK provisions originated after the prior year period. For the six months ended June 30, 2026, 13.9% of our total investment income was comprised of PIK interest income. Dividend income decreased from $149 for the six months ended June 30, 2025 to $105 for the six months ended June 30, 2026 and was primarily due to a lower average balance invested in a money market fund for the six months ended June 30, 2026. PIK dividend income increased from $0 for the six months ended June 30, 2025 to $3,139 for the six months ended June 30, 2026, driven by investments structured with PIK provisions originated after the prior year period. For the six months ended June 30, 2026, 10.2% of our total investment income was comprised of PIK dividend income. Other income increased from $185 for the six months ended June 30, 2025 to $660 for the six months ended June 30, 2026, primarily due to unfunded commitment fees.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and June 30, 2025, were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$5,956	$1,037	$11,183	$1,594
Administrative service expenses	635	741	1,241	1,587
Professional fees	823	492	1,456	1,045
Amortization of deferred offering costs	174	432	318	840
Other general and administrative expenses	350	206	760	414
Directors’ fees	89	90	178	176
Management fees	1,035	143	1,881	185
Incentive fees on net investment income	768	—	1,370	—
Incentive fees on net capital gains	—	—	(126)	—
Total Expenses	$9,830	$3,141	$18,261	$5,841
Less: Expenses waived by Advisor	—	—	—	(762)
Less: Expense Support	—	(1,935)	—	(3,248)
Reimbursement of expense support	1,071	1,615	3,843	2,078
Net Expenses	$10,901	$2,821	$22,104	$3,909

Interest Expense

Interest expense increased from $1,037 for the three months ended June 30, 2025 to $5,956 for the three months ended June 30, 2026. The increase in interest expense was due to an increase in average debt outstanding from $44,310 for the three months ended June 30, 2025 to $403,712 for the three months ended June 30, 2026, resulting from the Company’s use of multiple Credit Facilities to fund increased investment activity.

Interest expense increased from $1,594 for the six months ended June 30, 2025 to $11,183 for the six months ended June 30, 2026. The increase in interest expense was due to an increase in average debt outstanding from $35,211 for the six months ended June 30, 2025 to $371,391 for the six months ended June 30, 2026, resulting from the Company’s use of multiple Credit Facilities to fund increased investment activity.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative service expenses decreased from $741 for the three months ended June 30, 2025 to $635 for the three months ended June 30, 2026.

Administrative service expenses decreased from $1,587 for the six months ended June 30, 2025 to $1,241 for the six months ended June 30, 2026.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $492 for the three months ended June 30, 2025 to $823 for the three months ended June 30, 2026, primarily as a result of higher legal and valuation fees.

Professional fees increased from $1,045 for the six months ended June 30, 2025 to $1,456 for the six months ended June 30, 2026, primarily as a result of higher legal and valuation fees.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. For the three and six months ended June 30, 2026, the Company incurred offering costs of $111 and $377, respectively. For the three and six months ended June 30, 2025, the Company incurred offering costs of $44 and $151, respectively.

Amortization of deferred offering costs decreased from $432 for the three months ended June 30, 2025 to $174 for the three months ended June 30, 2026, primarily due to higher capitalized costs related to the commencement of operations that were fully amortized in the prior year period. Amortization of deferred offering costs decreased from $840 for the six months ended June 30, 2025 to $318 for the six months ended June 30, 2026, primarily due to higher capitalized costs related to the commencement of operations that were fully amortized in the prior year period.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other costs. Other general and administrative expenses increased from $206 for the three months ended June 30, 2025 to $350 for the three months ended June 30, 2026, primarily as a result of sub-administrator and investment research costs.

Other general and administrative expenses increased from $414 for the six months ended June 30, 2025 to $760 for the six months ended June 30, 2026, primarily as a result of sub-administrator and investment research costs.

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

The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. Management Fees increased from $143 for the three months ended June 30, 2025 to $1,035 for the three months ended June 30, 2026 due to an increase in average assets from growth in our investment portfolio.

Management Fees increased from $185 for the six months ended June 30, 2025 to $1,881 for the six months ended June 30, 2026 due to an increase in average assets from growth in our investment portfolio.

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

For the three and six months ended June 30, 2026, Investment Income Incentive Fees were $768 and $1,370, respectively. For the three and six months ended June 30, 2025, the Company did not incur any Investment Income Incentive Fees.

For the three months ended June 30, 2026, the Company did not accrue any Capital Gains Incentive Fee as unrealized losses during the period were in excess of realized and unrealized gains. For the six months ended June 30, 2026, $(126) of Capital Gains Incentive Fees were accrued, representing a reversal of previously accrued amounts. As of June 30, 2026, there were no Capital Gains Incentive Fees contractually payable to the Advisor. For the three and six months ended June 30, 2025, the Company did not accrue any Capital Gains Incentive Fee as there were no net unrealized and realized gains as of such date.

Reimbursement of Expense Support

We may owe the Advisor an ESA Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. For the three and six months ended June 30, 2026, the Company recognized $1,071 and $3,843, respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters under the Expense Support Agreement.

For the three and six months ended June 30, 2025, the Company recognized $1,615 and $2,078, respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters under the Expense Support Agreement.

Expense Limitation Agreement

For the three and six months ended June 30, 2026, there were no expenses paid or committed to be paid by the Advisor under the Expense Limitation Agreement.

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

For the three and six months ended June 30, 2026, we accrued $61 and $61, respectively, of U.S. federal excise tax.

For the three and six months ended June 30, 2025, we did not accrue U.S. federal excise tax.

Net Unrealized and Realized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and six months ended June 30, 2026, the net change in unrealized gains (losses) on investments was $(7,037) and $(16,762), respectively, of which $(1,456) and $(1,934) was attributable to changes in foreign exchange rates on investments and the remainder was primarily driven by a widening in credit spreads relative to the origination date. During the three and six months ended June 30, 2025, the net change in unrealized gains (losses) on our investment portfolio was $(140) and $(168), respectively, which was primarily driven by amortization of upfront fees and original issue discount and changes in credit spreads.

For the three and six months ended June 30, 2026, we had net unrealized gains (losses) of $1,449 and $1,833, respectively, on foreign currency transactions primarily as a result of translating our foreign currency borrowings and fluctuations in the EUR and CAD exchange rates. For the three and six months ended June 30, 2025, there were no unrealized gains (losses) on foreign currency transactions.

For the three and six months ended June 30, 2026, there were net realized gains (losses) on investments of $(1) and $(1), respectively, resulting from the partial sale of an investment.

For the three and six months ended June 30, 2025, there were no net realized gains (losses) on investments.

For the three and six months ended June 30, 2026, we had net realized gains (losses) of $(4) and $90, respectively, on foreign currency transactions, primarily resulting from changes in exchange rates between the date funds were drawn and the date the related investments were funded. For the three and six months ended June 30, 2025, there were no realized gains (losses) on foreign currency transactions.

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

As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratios were 166.22% and 167.82%, respectively. We carefully consider our unfunded commitments for the purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Our primary uses of cash are (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s Stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet our needs for our daily operations for at least the next twelve months. As of June 30, 2026, we had approximately $211,444 of availability on our Credit Facilities, subject to asset coverage and borrowing base limitations, and $718,591 in undrawn Capital Commitments.

As of June 30, 2026, we had $24,579 in cash and cash equivalents and restricted cash and cash equivalents, an increase (decrease) of $(114,451) from December 31, 2025. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined below). During the six months ended June 30, 2026, cash used in operating activities was $258,096, primarily attributable to funding portfolio investments of $281,493. Cash provided by financing activities was $143,651 during the period, primarily due to borrowings on the Credit Facilities of $490,028, and proceeds from the issuance of Common Stock of $58,699, which were partially offset by Credit Facility paydowns of $401,600, payment of deferred financing costs of $706, and Common Stockholder distributions paid in cash of $2,677.

As of June 30, 2025, we had $142,527 in cash and cash equivalents, an increase (decrease) of $110,247 from December 31, 2024. During the six months ended June 30, 2025, cash used in operating activities was $131,862, primarily attributable to funding portfolio investments of $133,689. Cash provided by financing activities was $242,109 during the period, primarily due to borrowings on the Credit Facility of $213,500 and proceeds from the issuance of Common Stock of $90,000, which were partially offset by Credit Facility paydowns of $59,700, and payment of deferred financing costs of $1,598.

Net Assets

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 20, 2026	2,400,794	$58,699
Total	2,400,794	$58,699

During the six months ended June 30, 2026, the Company issued 158,639 shares of Common Stock to Common Stockholders who have not opted out of our distribution reinvestment plan, with a value of $3,941.

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

As of June 30, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,014,163 and $729,030, respectively ($718,591 and $492,157 remaining undrawn, respectively), of which $269,845 and $269,745, respectively ($182,164 and $182,090 remaining undrawn, respectively), are from affiliates of the Advisor.

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

There were no Preferred Stock issuances during the six months ended June 30, 2026 and June 30, 2025.

Distributions

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. During the three and six months ended June 30, 2026, $2,772, or $0.23 per share, and $4,680, or $0.43 per share, respectively, of Common Stock distributions were declared and paid by the Company. During the six months ended June 30, 2026, the Company also paid $1,937 to Common Stockholders for distributions declared on December 24, 2025. During the three and six months ended June 30, 2025, no Common Stock distributions had been declared or paid by the Company. For the three and six months ended June 30, 2026, $46 and $93, respectively, of Preferred Dividends were earned. For both the three and six months ended June 30, 2026, the Company declared, accrued and paid Preferred Dividends of $93 or $180 per share. For the three and six months ended June 30, 2025, $46 and $93, respectively, of Preferred Dividends were earned. For both the three and six months ended June 30, 2025, the Company declared, accrued and paid Preferred Dividends of $93, or $180 per share.

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

Borrowings

The following tables show the Company’s outstanding debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$136,556	$136,556	$113,444
ABL Credit Facility	400,000	302,000	302,000	98,000
Total Debt	$650,000	$438,556	$438,556	$211,444

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

Borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars, at the Company’s option (a) the daily simple SOFR plus 1.85%, (b) the Adjusted Term SOFR for the applicable interest period plus 1.85% or (c) 0.85% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in Euros, Yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 1.85%; (iii) in the case of loans denominated in sterling, SONIA plus 1.85%; (iv) in the case of loans denominated in Swiss francs, SARON plus 1.85%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 1.85% or (b) the adjusted Term CORRA for the applicable interest period plus 1.85%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.15%, subject to certain conditions. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility on the basis of actual days elapsed in a year consisting of 360 days.

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

As of June 30, 2026, the Company was in compliance with the terms of the Credit Facility.

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

As of June 30, 2026, the Company had no outstanding Repurchase Obligations.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management Agreement among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral custodian, swingline lender and arranger (the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. On February 4, 2026, the commitments under the facility automatically increased to an amount equal to $400.0 million. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is SOFR based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Borrower as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower have each made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

On May 14, 2026, the Company entered into the First Amendment to the Ally Loan Agreement (the “First Amendment”). The First Amendment amends the ABL Credit Facility to modify the excess concentration amount limitations to extend the time period during which higher concentration limits are permitted for certain obligor limits and to increase the hard dollar amounts, as further detailed in the First Amendment.

The description of the First Amendment contained in this Report does not purport to be complete and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 10.2 to this Report and incorporated by reference herein.

As of June 30, 2026, the Company was in compliance with the terms of the ABL Credit Facility.

Contractual Obligations

The following table is a summary of contractual principal payment obligations under our Credit Facility and ABL Credit Facility as of June 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$136,556	$—	$136,556	$—	$—
ABL Credit Facility	302,000	—	—	302,000	—
Total Contractual Obligations	$438,556	$—	$136,556	$302,000	$—

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	June 30, 2026	December 31, 2025
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$6,392	$12,493
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	4,545
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	1,591
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	2,500
AGS Health BCP LLC	First Lien Revolver	8/2032	909	909
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Delayed Draw Term Loan	1/2028	6,549	—
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	First Lien Revolver	1/2033	4,803	—
Blue River PetCare, LLC	First Lien Delayed Draw Term Loan	2/2028	25,384	—
Blue River PetCare, LLC	First Lien Revolver	8/2029	4,616	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	5,833	5,833
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	2,917
Fetch, Inc.	First Lien Delayed Draw Term Loan	10/2028	10,000	—
Fetch, Inc.	First Lien Revolver	3/2033	6,000	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	1,617
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	7,500	10,417
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	—	4,634
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	4,211	4,211
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	3,579	5,474
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	12,742	13,497
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	3,770	3,770
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	788	1,676
Mindbody, Inc. (dba Playlist)	First Lien Revolver	3/2033	4,444	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	15,250
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	700
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	3,808	10,624
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	3/2028	11,511	—
Radwell Parent, LLC	First Lien Revolver	4/2030	1,644	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	715	1,786
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	3,573
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	—	1,372
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	4,255
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	10,811	10,811
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Revolver	1/2032	2,703	3,243
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	6,328	8,768
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	1,000
Total Unfunded Commitments			$182,988	$137,466

As of June 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

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

Recent Developments

Common Stock Issuance

On July 24, 2026, the Company issued approximately 3,705,229 shares of Common Stock, resulting in gross proceeds of approximately $90 million.

Distributions

On August 4, 2026, the Board of Directors of the Company authorized a cash distribution of $0.37 per share of the Company’s Common Stock, which the Company declared on August 5, 2026. The distribution is payable on August 14, 2026, to the holders of record of the Company’s Common Stock as of the close of business on August 7, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Investment Operations

As of August 5, 2026, the Company’s investment portfolio totaled $1,011.0 million across 28 portfolio companies, comprised of loan commitments of $951.6 million in aggregate principal amount, of which $759.8 million was funded and $191.8 million was unfunded, and a preferred equity investment of $59.4 million.

Recent Transactions

WillowWood - Switzerland BidCo LLC

On July 16, 2026, the Company closed a first lien credit facility for Switzerland BidCo LLC (“WillowWood”) backing an acquisition by a financial sponsor with loan commitments of $38.3 million in aggregate principal amount. WillowWood is a leading designer and manufacturer of prosthetic medical devices.

MB2 - MB2 Dental Solutions, LLC

On July 23, 2026, the Company entered into a secondary purchase of a first lien credit facility for MB2 Dental Solutions, LLC (“MB2”) with loan commitments of $50.0 million in aggregate principal amount. MB2 is a leading dental partnership organization.

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

The Advisor applies the Financial Accounting Standards Board Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the levels of observability of inputs used in the determination of fair value. In accordance with ASC Topic 820, these three levels are summarized below:

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. To the extent a debt investment contains PIK provisions, PIK interest is accrued and recorded as interest income at the contractual rates. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or unfunded delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity investment on the respective dividend payment dates rather than being paid in cash. PIK dividends added to the principal balance are generally due at certain predetermined dates or collected upon redemption of the equity. Dividend income earned from money market funds is recorded on an accrual basis.

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

As of June 30, 2026, 90.4% of our debt investments based on fair value (excluding unfunded debt investments) were at floating rates, with 93.4% of these investments subject to interest rate floors. The Credit Facility and ABL Credit Facility also bear interest at a floating rate.

The following table shows the effect over a twelve-month period of hypothetical base rate changes in interest rates on our interest income, interest expense and net investment income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, money market fund balance and yield, and our financing arrangements in effect as of June 30, 2026 (considering interest rate floors for floating rate instruments):

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$18,871	$13,157	$5,714
Up 250 basis points	15,726	10,964	4,762
Up 200 basis points	12,581	8,771	3,810
Up 150 basis points	9,435	6,578	2,857
Up 100 basis points	6,290	4,386	1,904
Up 50 basis points	3,145	2,193	952
Down 50 basis points	(3,145)	(2,193)	(952)
Down 100 basis points	(6,290)	(4,386)	(1,904)
Down 150 basis points	(9,393)	(6,578)	(2,815)
Down 200 basis points	(12,213)	(8,771)	(3,442)
Down 250 basis points	(15,003)	(10,797)	(4,206)
Down 300 basis points	(17,295)	(12,638)	(4,657)

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2026 and during the three and six months then ended, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as, but not limited to, futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in the benefits of changes in interest rates or exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies. We may borrow in local foreign currencies under the Credit Facilities to finance such investments. As of June 30, 2026, under the Credit Facility, we had U.S. dollar borrowings of $66.2 million at an interest rate of 5.47%, borrowings denominated in Euro of 6.4 million ($7.3 million in U.S. dollars) at an interest rate of 4.06% and borrowings denominated in Canadian dollars of 89.5 million ($63.0 million in U.S. dollars) at a weighted average interest rate of 4.27%.

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

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report. There have been no material changes to our risk factors as previously disclosed in our Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Dividend

On August 4, 2026, the Board of Directors of the Company authorized a cash distribution of $0.37 per share of the Company’s Common Stock, which the Company declared on August 5, 2026. The distribution is payable on August 14, 2026, to the holders of record of the Company’s Common Stock as of the close of business on August 7, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Rule 10b5-1 Trading Plans

During the three and six months ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K. The Company has adopted an insider trading policy governing the purchase, sale and disposition of the Company’s securities by directors and executive officers of the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1*	Articles of Amendment and Restatement, dated June 18, 2024, as amended on June 23, 2026
3.2	Articles Supplementary to the Charter of 5C Lending Partners Corp. (1)
3.3	Amended and Restated Bylaws (2)
10.1	Expense Limitation and Conditional Reimbursement Agreement, dated as of May 5, 2026, by and between, 5C Lending Partners Corp. and 5C Lending Partners Advisor LLC (3)
10.2*

First Amendment to Loan, Security, and Collateral Management Agreement, dated May 14, 2026, by and among 5CLP BDC I ABL SPV-A LLC, as borrower, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and the lenders from time to time party thereto

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
(3)
Previously filed as an exhibit to the Registrant’s current report on Form 10-Q filed on May 6, 2026 and incorporated by reference herein.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5C LENDING PARTNERS CORP.

Date: August 5, 2026	/s/ Thomas Connolly
	Name:	Thomas Connolly
	Title:	Co-President

Date: August 5, 2026	/s/ Michael Koester
	Name:	Michael Koester
	Title:	Co-President

Date: August 5, 2026	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer, Treasurer and Secretary