Form 10-Q
period 2026-09-30
5C Lending Partners Corp.
filed 2026-11-04
CIK 1998387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, there was no established public market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock on November 4, 2026 was 17,559,679.

5C Lending Partners Corp.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
•
“Preferred Stockholders” refers to holders of shares of Preferred Stock.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

5C Lending Partners Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets
Non-controlled, non-affiliated investments at fair value (amortized cost $988,295 and $450,797, respectively)	$976,102	$452,442
Cash and cash equivalents	8,181	137,048
Restricted cash and cash equivalents	9,122	1,982
Deferred offering costs	276	386
Deferred financing costs	6,436	5,394
Interest receivable	3,612	4,262
Dividend receivable	22	39
Other assets	6	198
Total Assets	$1,003,757	$601,751

Liabilities
Credit Facility	$95,769	$181,968
ABL Credit Facility	467,000	170,000
Due to affiliate	2,371	2,722
Interest payable	2,754	2,067
Management fees payable	1,276	589
Incentive fees on net investment income payable	1,035	413
Incentive fees on net capital gains accrued	—	126
Distribution payable	—	1,937
Excise tax payable	99	151
Accrued expenses and other liabilities	538	472
Total Liabilities	$570,842	$360,445

Commitments and contingencies (Note 7)

Net Assets
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 515 and 515 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; liquidation preference of $3,000 per share(1)	$—	$—
Additional paid-in capital in excess of par value of Preferred Stock	1,545	1,545
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; 17,559,679 and 9,498,642 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18	9
Additional paid-in capital in excess of par value of Common Stock	433,470	236,895
Distributable earnings (Accumulated losses)	(2,118)	2,857
Total Net Assets	$432,915	$241,306
Total Liabilities and Net Assets	$1,003,757	$601,751
Net Asset Value Per Share of Common Stock(2)	$24.57	$25.24

(1) The par amount of Preferred Stock at September 30, 2026 and December 31, 2025 is zero due to rounding.

(2) Net asset value per share of Common Stock may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$16,436	$6,317	$39,068	$9,957
Paid-in-kind interest income	2,024	116	6,294	116
Dividend income	135	65	240	214
Paid-in-kind dividend income	1,634	—	4,773	—
Other income	427	268	1,087	453
Total Investment Income	20,656	6,766	51,462	10,740
Expenses
Interest expense	$7,288	$2,719	$18,471	$4,314
Administrative service expenses	567	628	1,808	2,214
Professional fees	499	407	1,955	1,452
Amortization of deferred offering costs	193	429	511	1,269
Other general and administrative expenses	402	271	1,162	685
Directors’ fees	86	87	264	263
Management fees	1,276	344	3,157	530
Incentive fees on net investment income	1,035	—	2,405	—
Incentive fees on net capital gains	—	—	(126)	—
Total Expenses	11,346	4,885	29,607	10,727
Less: Expenses waived by Advisor (Note 3)	—	—	—	(762)
Less: Expense Support (Note 3)	—	(403)	—	(3,652)
Reimbursement of expense support (Note 3)	106	1,142	3,949	3,220
Net Expenses	11,452	5,624	33,556	9,533
Net Investment Income (Loss) Before Income Taxes	9,204	1,142	17,906	1,207
Income taxes, including excise taxes	38	—	99	—
Net Investment Income (Loss)	9,166	1,142	17,807	1,207
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	2,924	1,222	(13,838)	1,054
Translation of assets and liabilities in foreign currencies	(214)	(76)	1,619	(76)
Total net change in unrealized gains (losses)	2,710	1,146	(12,219)	978
Realized gains (losses):
Non-controlled, non-affiliated investments	(83)	—	(84)	—
Foreign currency transactions	74	56	164	56
Total net realized gains (losses)	(9)	56	80	56
Total Net Unrealized and Realized Gains (Losses)	2,701	1,202	(12,139)	1,034
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,867	$2,344	$5,668	$2,241
Preferred Stock dividends	(46)	(46)	(139)	(139)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$11,821	$2,298	$5,529	$2,102
Per Share Information - Basic and Diluted
Net investment income (loss) per share of Common Stock (basic and diluted)(1)	$0.60	$0.23	$1.44	$0.38
Earnings (losses) per share of Common Stock (basic and diluted)(1)	$0.78	$0.45	$0.45	$0.67
Weighted average shares of Common Stock outstanding (basic and diluted)	15,170,371	5,075,252	12,370,549	3,145,024

(1) Net investment income (loss) per share of Common Stock (basic and diluted) and earnings (losses) per share of Common Stock (basic and diluted) may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2025(1)	515	$—	9,498,642	$9	$238,440	$2,857	$241,306
Operations:
Net investment income (loss)	—	—	—	—	—	2,772	2,772
Net change in unrealized gains (losses)	—	—	—	—	—	(9,341)	(9,341)
Net realized gains (losses)	—	—	—	—	—	93	93
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(6,476)	(6,476)
Capital Share Transactions:
Issuance of Common Stock	—	—	2,400,794	3	58,696	—	58,699
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Distributions to Common Stockholders	—	—	—	—	—	(1,908)	(1,908)
Preferred Stock dividends from net investment income	—	—	—	—	—	—	—
Common Stock issued from reinvestment of distributions(2)	—	—	85,152	—	2,149	—	2,149
Net Increase (Decrease) for the Period	—	—	2,485,946	3	60,845	(8,384)	52,464
Balance at March 31, 2026(1)	515	$—	11,984,588	$12	$299,285	$(5,527)	$293,770
Operations:
Net investment income (loss)	—	—	—	—	—	5,869	5,869
Net change in unrealized gains (losses)	—	—	—	—	—	(5,588)	(5,588)
Net realized gains (losses)	—	—	—	—	—	(5)	(5)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	276	276
Capital Share Transactions:
Issuance of Common Stock	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Distributions to Common Stockholders	—	—	—	—	—	(2,772)	(2,772)
Preferred Stock dividends from net investment income	—	—	—	—	—	(93)	(93)
Common Stock issued from reinvestment of distributions(2)	—	—	73,487	—	1,792	—	1,792
Net Increase (Decrease) for the Period	—	—	73,487	—	1,792	(2,589)	(797)
Balance at June 30, 2026(1)	515	$—	12,058,075	$12	$301,077	$(8,116)	$292,973
Operations:
Net investment income (loss)	—	—	—	—	—	9,166	9,166
Net change in unrealized gains (losses)	—	—	—	—	—	2,710	2,710
Net realized gains (losses)	—	—	—	—	—	(9)	(9)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	11,867	11,867
Capital Share Transactions:
Issuance of Common Stock	—	—	5,339,216	6	129,994	—	130,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Distributions to Common Stockholders	—	—	—	—	—	(5,869)	(5,869)
Preferred Stock dividends from net investment income	—	—	—	—	—	—	—
Common Stock issued from reinvestment of distributions(2)	—	—	162,388	—	3,944	—	3,944
Net Increase (Decrease) for the Period	—	—	5,501,604	6	133,938	5,998	139,942
Balance at September 30, 2026(1)	515	$—	17,559,679	$18	$435,015	$(2,118)	$432,915

(1) The par amounts of Preferred Stock are zero due to rounding.

(2) The par amounts of Common Stock issued from reinvestment of distributions are zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Distributable Earnings (Accumulated	Total Net
	Shares	Par Value	Shares	Par Value	Capital	Losses)	Assets
Balance at December 31, 2024(1)	515	$—	1,242,991	$1	$32,390	$—	$32,391
Operations:
Net investment income (loss)	—	—	—	—	—	(25)	(25)
Net change in unrealized gains (losses)	—	—	—	—	—	(28)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(53)	(53)
Capital Share Transactions:
Issuance of Common Stock	—	—	1,614,205	2	39,998	—	40,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	1,614,205	2	39,998	(53)	39,947
Balance at March 31, 2025(1)	515	$—	2,857,196	$3	$72,388	$(53)	$72,338
Operations:
Net investment income (loss)	—	—	—	—	—	90	90
Net change in unrealized gains (losses)	—	—	—	—	—	(140)	(140)
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	(50)	(50)
Capital Share Transactions:
Issuance of Common Stock	—	—	2,021,836	2	49,998	—	50,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends from net investment income	—	—	—	—	—	(93)	(93)
Net Increase (Decrease) for the Period	—	—	2,021,836	2	49,998	(143)	49,857
Balance at June 30, 2025(1)	515	$—	4,879,032	$5	$122,386	$(196)	$122,195
Operations:
Net investment income (loss)	—	—	—	—	—	1,142	1,142
Net change in unrealized gains (losses)	—	—	—	—	—	1,146	1,146
Net realized gains (losses)	—	—	—	—	—	56	56
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	—	—	2,344	2,344
Capital Share Transactions:
Issuance of Common Stock	—	—	3,008,709	3	75,997	—	76,000
Issuance of Preferred Stock	—	—	—	—	—	—	—
Distributions:
Preferred Stock dividends from net investment income	—	—	—	—	—	—	—
Net Increase (Decrease) for the Period	—	—	3,008,709	3	75,997	2,344	78,344
Balance at September 30, 2025(1)	515	$—	7,887,741	$8	$198,383	$2,148	$200,539

(1) The par amounts of Preferred Stock are zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,668	$2,241
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments, net	(568,069)	(319,126)
Proceeds from sale of investments and principal repayments	42,575	1,513
Paid-in-kind interest income	(6,135)	(54)
Paid-in-kind dividend income	(4,773)	—
Net change in unrealized (gains) losses on investments	13,838	(1,054)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(1,619)	76
Net realized (gains) losses on foreign currency transactions	(357)	—
Net realized (gains) losses on investments	84	—
Net amortization of discount on investments	(1,180)	(172)
Accrual of deferred offering costs	(401)	(168)
Amortization of deferred offering costs	511	1,269
Accrual of deferred financing costs	(511)	(134)
Amortization of deferred financing costs	1,442	662
Changes in Operating Assets and Liabilities:
Interest receivable	650	(1,655)
Management fees payable	687	344
Incentive fees on net investment income	622	—
Incentive fees on net capital gains	(126)	—
Interest payable	687	1,138
Excise tax payable	(52)	—
Dividend receivable	17	(11)
Other assets	192	—
Due to affiliate	(351)	1,308
Accrued expenses and other liabilities	66	337
Net Cash Provided by (used in) Operating Activities	(516,535)	(313,486)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	188,699	166,000
Borrowings on debt - Credit Facility	564,110	582,834
Repayments on debt - Credit Facility	(648,313)	(356,600)
Proceeds from debt - Repurchase Obligations	—	80,000
Borrowings on debt - ABL Credit Facility	297,000	—
Deferred financing costs paid	(1,973)	(1,740)
Preferred Stock dividends	(93)	(93)
Distributions paid to Common Stockholders in cash	(4,602)	—
Net Cash Provided by (used in) Financing Activities	394,828	470,401
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Cash and Cash Equivalents	(121,727)	156,915
Cash and Cash Equivalents, Including Restricted Cash and Cash Equivalents, Beginning of Period	139,030	32,280
Cash and Cash Equivalents, Including Restricted Cash and Cash Equivalents, End of Period	$17,303	$189,195
Supplemental information and non-cash activities:
Interest paid during the period	$16,341	$2,514
Reinvestment of distributions during the period	$7,885	$—
Excise and other taxes paid during the period	$156	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$8,181	$137,048
Restricted cash and cash equivalents	9,122	1,982
Total Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents presented in the Consolidated Statements of Cash Flows	$17,303	$139,030

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments
Debt Investments
Aerospace and Defense
Titan BW Borrower L.P. (dba Triumph)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	8.30%	7/2032	$1,064	$1,051	$1,066	0.25%
Titan BW Borrower L.P. (dba Triumph)(12)	First Lien Revolver	7/2025	SOFR + 4.50%	—	7/2032	—	(30)	(4)	0.00%
Titan BW Borrower L.P. (dba Triumph)(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.94%	8.70% (incl. 2.44% PIK)	7/2032	21,597	21,414	21,576	5.00%
							22,435	22,638	5.25%
Construction and Engineering
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.75%	8.82%	8/2032	1,789	1,750	1,808	0.41%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(12)	First Lien Revolver	7/2025	SOFR + 4.75%	8.79%	8/2032	2,737	2,658	2,737	0.63%
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.75%	8.82%	8/2032	29,253	28,866	29,253	6.78%
							33,274	33,798	7.82%
Distributors
BCPE Empire Holdings, Inc. (dba Imperial Dade)(3)(16)	Second Lien Term Loan	4/2025	SOFR + 5.25%	9.01%	12/2031	40,000	39,498	38,400	8.90%
							39,498	38,400	8.90%
Diversified Consumer Services
Club Car Wash Operating, LLC(3)(12)	First Lien Delayed Draw Term Loan	9/2026	SOFR + 5.75%	9.82%	12/2031	3,422	3,325	3,323	0.77%
Club Car Wash Operating, LLC(3)(12)	First Lien Revolver	9/2026	SOFR + 5.75%	9.82%	12/2031	307	288	288	0.07%
Club Car Wash Operating, LLC(3)(16)	First Lien Term Loan	9/2026	SOFR + 5.75%	9.82%	12/2031	36,984	36,347	36,337	8.42%
Express Wash Concepts, LLC(3)(12)	First Lien Delayed Draw Term Loan	9/2026	SOFR + 5.25%	9.08%	9/2032	1,197	1,144	1,143	0.26%
Express Wash Concepts, LLC(3)(12)	First Lien Revolver	9/2026	SOFR + 5.25%	9.08%	9/2032	30	11	11	0.00%
Express Wash Concepts, LLC(3)(16)	First Lien Term Loan	9/2026	SOFR + 5.25%	9.08%	9/2032	37,021	36,563	36,559	8.48%
Mindbody, Inc. (dba Playlist)(12)	First Lien Revolver	3/2026	SOFR + 6.00%	—	3/2033	—	(62)	(36)	-0.01%
Mindbody, Inc. (dba Playlist)(3)(16)	First Lien Term Loan	3/2026	SOFR + 6.00%	10.07%	3/2033	35,467	34,952	35,183	8.16%
Quick Quack Car Wash Holdings, LLC(3)(16)	First Lien Term Loan	5/2026	SOFR + 5.00%	8.90%	6/2031	24,874	24,665	24,476	5.67%
Vacation Rental Brands, LLC (dba Awayday)(12)	First Lien Revolver	5/2025	SOFR + 4.75%	—	5/2031	—	(33)	(85)	-0.02%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	2/2026	SOFR + 4.75%	8.82%	5/2032	8,925	8,844	8,747	2.03%
Vacation Rental Brands, LLC (dba Awayday)(3)(16)	First Lien Term Loan	5/2025	SOFR + 4.75%	8.82%	5/2032	45,346	44,963	44,439	10.30%
							191,007	190,385	44.13%
Health Care Equipment and Supplies
Switzerland BidCo LLC (dba WillowWood)(12)	First Lien Delayed Draw Term Loan	7/2026	SOFR + 5.00%	—	7/2032	—	(22)	(23)	-0.01%
Switzerland BidCo LLC (dba WillowWood)(12)	First Lien Revolver	7/2026	SOFR + 5.00%	—	7/2032	—	(44)	(46)	-0.01%
Switzerland BidCo LLC (dba WillowWood)(3)(16)	First Lien Term Loan	7/2026	SOFR + 5.00%	9.07%	7/2032	29,112	28,824	28,821	6.68%
							28,758	28,752	6.66%
Health Care Providers and Services
AAH Topco., LLC (dba Alliance Animal Health)(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 5.00%	9.00%	12/2027	13,547	13,457	13,532	3.14%
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)(3)(9)(12)(17)	First Lien Delayed Draw Term Loan	1/2026	C + 5.00%	7.42%	1/2033	CAD 5,114	3,602	3,557	0.82%
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)(3)(9)(12)(17)	First Lien Delayed Draw Term Loan	1/2026	SOFR + 5.00%	9.07%	1/2033	1,550	1,535	1,537	0.36%
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)(3)(9)(12)(17)	First Lien Revolver	1/2026	C + 5.00%	7.42%	1/2033	CAD 930	625	610	0.14%
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)(3)(9)(16)(17)	First Lien Term Loan	1/2026	C + 5.00%	7.42%	1/2033	CAD 58,264	41,589	40,611	9.41%
Blue River PetCare, LLC(12)	First Lien Delayed Draw Term Loan	2/2026	SOFR + 5.00%	—	8/2029	—	(52)	63	0.01%
Blue River PetCare, LLC(12)	First Lien Revolver	2/2026	SOFR + 5.00%	—	8/2029	—	(19)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
MB2 Dental Solutions, LLC(3)(16)	First Lien Term Loan	7/2026	SOFR + 5.50%	9.40%	2/2031	$49,872	$48,896	$49,373	11.45%
OIS Management Services, LLC (dba Paradigm Oral Health)(12)	First Lien Delayed Draw Term Loan	8/2026	SOFR + 5.00%	—	11/2030	—	(50)	(51)	-0.01%
OIS Management Services, LLC (dba Paradigm Oral Health)(12)	First Lien Revolver	8/2026	SOFR + 5.00%	—	11/2030	—	(33)	(34)	-0.01%
OIS Management Services, LLC (dba Paradigm Oral Health)(3)(16)	First Lien Term Loan	8/2026	SOFR + 5.00%	8.75%	11/2030	68,049	67,212	67,199	15.58%
Premier Care Dental Management, LLC (dba Dental365)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 5.00%	8.90%	8/2028	18,025	17,894	17,914	4.15%
Premier Care Dental Management, LLC (dba Dental365)(3)(16)	First Lien Term Loan	7/2025	SOFR + 5.00%	8.90%	8/2028	2,978	2,978	2,960	0.69%
							197,634	197,271	45.73%
Health Care Technology
AGS Health BCP Holdings, Inc.(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.25%	—	8/2032	—	(5)	(17)	0.00%
AGS Health BCP Holdings, Inc.(12)	First Lien Revolver	7/2025	SOFR + 4.25%	—	8/2032	—	(3)	(8)	0.00%
AGS Health BCP Holdings, Inc.(3)(16)	First Lien Term Loan	7/2025	SOFR + 4.25%	8.01%	8/2032	13,409	13,381	13,342	3.09%
AGS Health BCP LLC(9)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.25%	—	8/2032	—	(3)	(9)	0.00%
AGS Health BCP LLC(9)(12)	First Lien Revolver	7/2025	SOFR + 4.25%	—	8/2032	—	(2)	(5)	0.00%
AGS Health BCP LLC(3)(9)(16)	First Lien Term Loan	7/2025	SOFR + 4.25%	8.01%	8/2032	7,045	7,030	7,010	1.63%
							20,398	20,313	4.72%
Insurance
Fetch, Inc.(12)	First Lien Delayed Draw Term Loan	3/2026	SOFR + 4.75%	—	3/2033	—	(46)	(50)	-0.01%
Fetch, Inc.(12)	First Lien Revolver	3/2026	SOFR + 4.75%	—	3/2033	—	(56)	(60)	-0.01%
Fetch, Inc.(3)(16)	First Lien Term Loan	3/2026	SOFR + 4.75%	8.65%	3/2033	34,000	33,678	33,660	7.80%
Foundation Risk Partners, Corp.(3)(12)	First Lien Delayed Draw Term Loan	3/2025	SOFR + 4.75%	8.82%	10/2030	17,373	17,293	17,193	3.99%
High Street Buyer, Inc. (dba Highstreet Insurance)(3)(12)	First Lien Delayed Draw Term Loan	7/2025	SOFR + 4.50%	8.57%	4/2028	3,866	3,823	3,833	0.89%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(12)	First Lien Delayed Draw Term Loan	8/2025	SOFR + 4.25%	7.93%	8/2032	1,558	1,535	1,520	0.35%
Koala Investment Holdings, Inc. (dba Keystone Agency)(12)	First Lien Revolver	8/2025	SOFR + 4.25%	—	8/2032	—	(14)	(22)	-0.01%
Koala Investment Holdings, Inc. (dba Keystone Agency)(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.25%	8.32%	8/2032	19,554	19,381	19,300	4.47%
World Insurance Associates, LLC(3)	First Lien Delayed Draw Term Loan	2/2025	SOFR + 5.00%	9.07%	4/2030	19,931	19,854	19,652	4.56%
World Insurance Associates, LLC(12)	First Lien Delayed Draw Term Loan	7/2026	SOFR + 5.00%	—	4/2030	—	(42)	(81)	-0.02%
World Insurance Associates, LLC(12)	First Lien Revolver	2/2025	SOFR + 5.00%	—	4/2030	—	(3)	(14)	0.00%
							95,403	94,931	22.01%
Professional Services
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 5.00%	—	1/2032	—	(15)	(63)	-0.01%
Endor Purchaser, Inc. (dba CompTIA)(12)	First Lien Revolver	1/2025	SOFR + 5.00%	—	1/2032	—	(22)	(61)	-0.01%
Endor Purchaser, Inc. (dba CompTIA)(3)(16)	First Lien Term Loan	1/2025	SOFR + 5.00%	9.07%	1/2032	27,842	27,621	27,257	6.32%
Homerun Blocker, Inc. (dba Excel Sports Management)(18)	Senior Subordinated Loan	1/2026	—	11.50% PIK	1/2032	65,264	64,188	64,155	14.86%
							91,772	91,288	21.16%

The accompanying notes are an integral part of these consolidated financial statements.

5C Lending Partners Corp.

Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
Software
Flexera Software LLC(12)	First Lien Revolver	8/2025	SOFR + 4.75%	—	8/2032	—	$(3)	$(50)	-0.01%
Flexera Software LLC(3)	First Lien Term Loan	8/2025	E + 4.75%	7.23%	8/2032	EUR 6,361	7,431	6,983	1.62%
Flexera Software LLC(3)(16)	First Lien Term Loan	8/2025	SOFR + 4.75%	8.48%	8/2032	21,076	21,036	20,423	4.73%
Navex Global Holdings Corporation(12)	First Lien Delayed Draw Term Loan	10/2025	SOFR + 5.00%	—	10/2032	—	(33)	(145)	-0.03%
Navex Global Holdings Corporation(12)	First Lien Revolver	10/2025	SOFR + 5.00%	—	10/2031	—	(3)	(8)	0.00%
Navex Global Holdings Corporation(3)(16)	First Lien Term Loan	10/2025	SOFR + 5.00%	8.89%	10/2032	33,000	32,864	32,604	7.56%
Starlight Parent, LLC (dba SolarWinds)(3)(16)	Second Lien Term Loan	7/2025	SOFR + 6.00%	9.95%	4/2033	50,000	48,431	41,750	9.68%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.50%	8.34%	1/2032	3,235	3,178	3,186	0.74%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(12)	First Lien Revolver	1/2025	SOFR + 4.50%	8.53%	1/2032	1,946	1,921	1,920	0.45%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(16)	First Lien Term Loan	1/2025	SOFR + 4.50%	8.57%	1/2032	25,622	25,416	25,417	5.89%
							140,238	132,080	30.63%
Specialty Retail
Majco LLC (dba Big Brand Tire & Service)(12)	First Lien Delayed Draw Term Loan	8/2026	SOFR + 5.75%	—	9/2032	—	—	—	0.00%
Majco LLC (dba Big Brand Tire & Service)(3)(16)	First Lien Term Loan	8/2026	SOFR + 5.75%	9.56%	9/2032	12,822	12,759	12,758	2.96%
Majco LLC (dba Big Brand Tire & Service)(3)(16)	First Lien Term Loan	8/2026	SOFR + 5.75%	9.56%	9/2032	23,778	23,431	23,421	5.43%
							36,190	36,179	8.39%
Trading Companies and Distributors
Radwell Parent, LLC(3)	First Lien Delayed Draw Term Loan	4/2026	SOFR + 4.75%	8.82%	4/2030	2,277	2,271	2,265	0.53%
Radwell Parent, LLC(3)(12)	First Lien Delayed Draw Term Loan	4/2026	SOFR + 4.75%	8.82%	4/2030	877	825	818	0.19%
Radwell Parent, LLC(3)(12)	First Lien Revolver	4/2026	SOFR + 4.75%	8.82%	4/2030	224	219	213	0.05%
Radwell Parent, LLC(3)(16)	First Lien Term Loan	4/2026	SOFR + 4.75%	8.82%	4/2030	18,749	18,705	18,655	4.32%
Radwell Parent, LLC(3)(16)	First Lien Term Loan	4/2026	SOFR + 4.75%	8.82%	4/2030	9,724	9,701	9,675	2.24%
							31,721	31,626	7.33%
Total Debt Investments							928,328	917,661	212.73%
Equity and Other Investments
Health Care Providers and Services
KPCI Holdings Ltd. (dba PCI Pharma Services)(9)(11)	Preferred Equity	10/2025	—	11.00% PIK	—	55,000	59,967	58,441	13.55%
							59,967	58,441	13.55%
Total Equity and Other Investments							59,967	58,441	13.55%
Total Investments before Cash Equivalents							$988,295	$976,102	226.28%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund		—	3.79%	—	13,245	13,245	13,245	3.07%
Total Cash Equivalents							$13,245	$13,245	3.07%
Total Investments after Cash Equivalents							$1,001,540	$989,347	229.35%

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
(3)
Investment contains a variable rate structure, and may be subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or an alternate base rate (which can include the Federal Funds Rate or the Prime Rate), selected at the borrower’s option, and which reset periodically based on the terms of the credit agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The interest rate shown is the interest rate in effect at September 30, 2026. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate by par in effect at September 30, 2026.
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
(6)
As of September 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $1,001,540 resulting in estimated gross unrealized gains and losses of $1,711 and $13,904, respectively.
(7)
Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company does not “control” any portfolio companies.
(8)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company does not identify any of its portfolio companies as affiliates.
(9)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 11.2% of total assets as calculated in accordance with regulatory requirements as of September 30, 2026.
(10)
This security is valued using observable inputs and is considered a Level 1 investment within the fair value hierarchy. See Note 5 “Fair Value Measurements” for additional details related to investments at fair value. This security is included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the 1933 Act, and may be deemed to be “restricted securities” under the 1933 Act. As of September 30, 2026, the aggregate fair value of these securities is $58,441, or 13.50% of the Company’s net assets.
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
(14)
All funded debt investments are income-producing. As of September 30, 2026, there were no investments that were on a non-accrual status.
(15)
Position or portion thereof is pledged as collateral under the Company’s Repurchase Obligations (as defined below). See Note 6 “Debt” for additional details. As of September 30, 2026, no investments were pledged as collateral under the Company’s Repurchase Obligations.
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

5C Lending Partners Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except percentages and shares)

Company(1)(2)(7)(8)(13)(14)(15)	Investment Type	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/Units(4)	Amortized Cost(5)(6)	Fair Value	Percentage of Net Assets Applicable to Common Stock
Non-controlled, non-affiliated investments (continued)
Navex Global Holdings Corporation(3)(16)	First Lien Term Loan	10/2025	SOFR + 5.00%	8.91%	10/2032	$33,000	$32,836	$32,835	13.69%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Delayed Draw Term Loan	1/2025	SOFR + 4.75%	—	1/2032	—	(47)	(43)	-0.02%
Vamos Bidco, Inc. (dba Vermont Information Processing)(12)	First Lien Revolver	1/2025	SOFR + 4.75%	—	1/2032	—	(28)	(29)	-0.01%
Vamos Bidco, Inc. (dba Vermont Information Processing)(3)(16)	First Lien Term Loan	1/2025	SOFR + 4.75%	8.42%	1/2032	25,816	25,582	25,584	10.67%
							135,060	135,310	56.43%
Total Debt Investments							395,603	397,274	165.70%
Equity and Other Investments
Health Care Providers and Services
KPCI Holdings Ltd. (dba PCI Pharma Services)(9)(11)	Preferred Equity	10/2025	—	11.00% PIK	—	55,000	55,194	55,168	23.01%
							55,194	55,168	23.01%
Total Equity and Other Investments							55,194	55,168	23.01%
Total Investments before Cash Equivalents							$450,797	$452,442	188.71%
BlackRock Liquidity Funds T-Fund Institutional Share Class(10)	Money Market Fund		—	3.65%	—	138,828	138,828	138,828	57.90%
Total Cash Equivalents							$138,828	$138,828	57.90%
Total Investments after Cash Equivalents							$589,625	$591,270	246.61%

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

5C Lending Partners Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share, per share data, percentages and as otherwise noted)

1. Organization and Business

5C Lending Partners Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on October 16, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). For U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory and tax requirements. On April 4, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I Equity Holdings I LLC (“Equity Holdings I”), a Delaware limited liability company, which has elected to be taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity interests in portfolio companies treated as flow-through entities for U.S. federal income tax purposes. As of September 30, 2026, Equity Holdings I had not made any investments. On October 1, 2025, the Company formed a wholly-owned subsidiary, 5CLP BDC I ABL SPV-A LLC (“ABL SPV-A”), a Delaware limited liability company whose assets are used to secure the ABL Credit Facility (as defined below).

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

On July 10, 2024, an affiliate of the Advisor seeded the Company by purchasing 1,000 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $25.00 per share as the Company’s initial capital. The Company commenced operations on September 26, 2024, the date the Company issued 515 shares of Preferred Stock for an aggregate offering price of $1,545 and separately issued 80,000 shares of Common Stock for proceeds of $2,000 from outstanding Capital Commitments of an affiliate to the Advisor. Prior to the commencement of operations, only organizational and administrative activities were conducted. The Company commenced investment operations in January 2025.

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

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation primarily through first lien debt investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s co-presidents, chief financial officer and the Advisor’s general counsel and assesses the performance and makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amounts of dividends to be distributed to the Company’s Stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits held with financial institutions and are highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of September 30, 2026 and December 31, 2025, the Company had $6,366 and $136,846, respectively, of cash equivalents and $6,879 and $1,982, respectively, of restricted cash equivalents invested in a money market fund. As of September 30, 2026 and December 31, 2025, the Company had cash and restricted cash balances of $4,058 and $202, respectively, of which $2,243 and $0, respectively, were restricted. As of September 30, 2026 and December 31, 2025, cash denominated in Euro of $266 (EUR 234) and $125 (EUR 106), respectively, were included in cash and cash equivalents. As of September 30, 2026 and December 31, 2025, cash denominated in CAD of $1,235 (CAD 1,758) and $0, respectively, were included in cash and cash equivalents and restricted cash and cash equivalents. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined in Note 6 “Debt”). Under the fair value hierarchy, cash and cash equivalents are classified as Level 1.

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

The Company includes net realized gains (losses) on investments resulting from foreign exchange rate fluctuations in the net realized gains (losses) on investments on the Consolidated Statements of Operations. Net realized gains (losses) on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gains (losses) on foreign currency transactions on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. To the extent a debt investment contains PIK provisions, PIK interest is accrued and recorded as interest income at the contractual rates. For the three and nine months ended September 30, 2026, $2,024 and $6,294, respectively, of our investment income was comprised of PIK interest income. For the three and nine months ended September 30, 2025, $116 and $116, respectively, of our investment income was comprised of PIK interest income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method or the straight-line method for revolving or unfunded delayed draw investments. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts and premiums to par value are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as PIK dividend income and added to the principal balance of the preferred equity investment on the respective dividend payment dates rather than being paid in cash. PIK dividends added to the principal balance are generally due at certain predetermined dates or collected upon redemption of the equity. For the three and nine months ended September 30, 2026, $1,634 and $4,773, respectively, of our investment income was comprised of PIK dividend income. For the three and nine months ended September 30, 2025, none of our investment income was comprised of PIK dividend income. Dividend income earned from money market funds is recorded on an accrual basis.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s Credit Facilities (as defined below). These amounts are capitalized as assets on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over the life of the Credit Facilities and included in interest expense in the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the Company had deferred financing costs net of amortization of $6,436 and $5,394, respectively. For the three and nine months ended September 30, 2026, amortization of deferred financing costs included in interest expense was $500 and $1,442, respectively. For the three and nine months ended September 30, 2025, amortization of deferred financing costs included in interest expense was $271 and $662, respectively. As of September 30, 2026, and December 31, 2025, the amount of capitalized financing costs paid or payable by an affiliate of the Advisor on behalf of the Company was $434 and $135, respectively, and the amount of capitalized financing costs payable to third parties was $0 and $70, respectively. As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings of $562,769 and $351,968, respectively.

Organizational Expenses and Offering Costs

Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization.

Offering costs include legal fees, registration fees, and other offering costs associated with the Company’s continuous offering. Offering costs of the Company are capitalized as a deferred charge and are amortized to expense on a straight-line basis over 12 months from the later of the Company’s commencement of operations or incurrence. For the three and nine months ended September 30, 2026, the Company incurred offering costs of $24 and $401, respectively. For the three and nine months ended September 30, 2026, amortization of offering costs totaled $193 and $511, respectively. For the three and nine months ended September 30, 2025, the Company incurred offering costs of $17 and $168, respectively. For the three and nine months ended September 30, 2025, amortization of offering costs was $429 and $1,269, respectively. For the three and nine months ended September 30, 2025, the portion of amortized offering costs that the Advisor elected to pay on behalf of the Company was $403 and $1,193, respectively, which was made subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement defined and further described in Note 3.

As of September 30, 2026 and December 31, 2025, the Company had a capitalized balance of $276 and $386, respectively, of offering costs net of amortization. As of September 30, 2026 and December 31, 2025, the amount of capitalized offering costs paid by, or agreed to be paid by, an affiliate of the Advisor on behalf of the Company was $24 and $386, respectively. As of September 30, 2026 and December 31, 2025, there were no capitalized offering costs payable to third parties.

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

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for goods and services to be received in the future. They are recognized in other assets on the Consolidated Statements of Assets and Liabilities and are amortized on a straight-line basis over the period of service. As of September 30, 2026 and December 31, 2025, the Company had prepaid expenses of $5 and $42, respectively.

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

The Company follows ASC Topic 740 which requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s federal and state tax returns, beginning with the tax year ended December 31, 2024, remain open to examination by applicable tax authorities.

For the three and nine months ended September 30, 2026, the Company accrued U.S. federal excise tax expense of $38 and $99, respectively. For the three and nine months ended September 30, 2025, the Company did not accrue U.S. federal excise tax.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

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

The initial term of the Investment Advisory Agreement was two years. In May 2026, the Board of Directors renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Voting Securities (as defined below) and, in each case, a majority of the Independent Directors.

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

For the three and nine months ended September 30, 2026, Management Fees were $1,276 and $3,157, respectively. For the three and nine months ended September 30, 2025, Management Fees were $344 and $530, respectively.

As of September 30, 2026 and December 31, 2025, Management Fees payable were $1,276 and $589, respectively.

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

For the three and nine months ended September 30, 2026, the Company accrued Investment Income Incentive Fees of $1,035 and $2,405, respectively. For the three and nine months ended September 30, 2025, the Company did not accrue or incur any Investment Income Incentive Fees. As of September 30, 2026 and December 31, 2025, $1,035 and $413, respectively, was payable to the Advisor for Investment Income Incentive Fees.

For the three months ended September 30, 2026, the Company did not accrue any Capital Gains Incentive Fee as cumulative realized and unrealized losses since commencement were in excess of realized and unrealized gains during the period. For the nine months ended September 30, 2026, the Company accrued Capital Gains Incentive Fees of $(126), representing a reversal of previously accrued amounts. For the three and nine months ended September 30, 2025, the Company did not accrue any Capital Gains Incentive Fee.

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

The initial term of the Administration Agreement was two years. In May 2026, the Board of Directors renewed the Administration Agreement. Unless earlier terminated, the Administration Agreement will remain in effect from year-to-year if approved annually by (i) a majority of the Board of Directors or holders of a majority of the Company’s outstanding Common Stock and (ii) a majority of those Directors who are not “interested persons” (as defined in the 1940 Act) of any party to the Administration Agreement. The Company or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon sixty (60) days’ written notice.

For the three and nine months ended September 30, 2026, the Company incurred administrative service expenses of $567 and $1,808, respectively, payable to the Administrator under the terms of the Administration Agreement.

For the three and nine months ended September 30, 2025, the Company incurred administrative service expenses of $628 and $2,214, respectively, payable to the Administrator under the terms of the Administration Agreement. For the three and nine months ended September 30, 2025, $0 and $762, respectively, of these expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. For the three and nine months ended September 30, 2025, $0 and $824, respectively, of these administrative service expenses are subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement.

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

The following table shows the summary of expense payments and related reimbursement payments pursuant to the Expense Support Agreement since the Company’s commencement of operations:

	ESA Expense Payments Made by Advisor	Cumulative ESA Reimbursement Payments to Advisor	Unreimbursed ESA Expense Payments	Reimbursement Eligibility Expiration	Effective Rate of Distribution per share of Common Stock(2)	Operating Expense Ratio(3)
For the Quarter Ended
September 30, 2024(1)	$2,831	$2,831	$—	September 30, 2027	—	37.07%
December 31, 2024	1,143	1,143	—	December 31, 2027	—	7.30%
March 31, 2025	1,313	1,313	—	March 31, 2028	—	2.34%
June 30, 2025	1,935	1,935	—	June 30, 2028	—	1.25%
September 30, 2025	403	403	—	September 30, 2028	—	0.69%
December 31, 2025	106	106	—	December 31, 2028	2.30%	0.61%
Total	$7,731	$7,731	$—

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

As of September 30, 2026, the Advisor has provided written commitments for ESA Expense Payments in the amount of $7,731 related to expenses incurred by the Company since inception. At the time expenses paid by the Advisor on behalf of the Company meet the conditions for reimbursement under the Expense Support Agreement, the Company will recognize the liability as due to affiliate. For the three and nine months ended September 30, 2026, the Company recognized $106 and $3,949, respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters. For the three and nine months ended September 30, 2025, the Company recognized $1,142 and $3,220, respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters. Pursuant to the Expense Support Agreement, ESA Reimbursement Payments shall be deemed to relate to the earliest unreimbursed ESA Expense Payments made by the Advisor. As of September 30, 2026 and December 31, 2025, there was $106 and $560, respectively, included within due to affiliates for reimbursement of expense support.

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

For the three and nine months ended September 30, 2026, there were no expenses paid or committed to be paid by the Advisor under the Expense Limitation Agreement.

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

Due to Affiliate

As of September 30, 2026 and December 31, 2025, 5C Investment Partners LP, an affiliate of the Advisor, had paid or agreed to pay $24 and $386, respectively, of offering costs, and $434 and $135, respectively, of financing costs on behalf of the Company, which represents a liability of the Company.

4. Investments at Fair Value

The composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$776,211	$773,356	$307,857	$309,054
Second Lien debt investments	87,929	80,150	87,746	88,220
Unsecured and Subordinated debt investments	64,188	64,155	—	—
Preferred equity investments	59,967	58,441	55,194	55,168
Total Investments	$988,295	$976,102	$450,797	$452,442

The industry composition of investments at amortized cost and fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$22,435	$22,638	2.3%	$21,038	$21,190	4.7%
Construction and Engineering	33,274	33,798	3.5%	29,766	29,867	6.6%
Distributors	39,498	38,400	3.9%	39,437	39,520	8.7%
Diversified Consumer Services	191,007	190,385	19.5%	43,813	43,793	9.7%
Health Care Equipment and Supplies	28,758	28,752	3.0%	—	—	—
Health Care Providers and Services	257,601	255,712	26.2%	89,033	89,426	19.8%
Health Care Technology	20,398	20,313	2.1%	20,389	20,518	4.5%
Insurance	95,403	94,931	9.7%	46,427	46,478	10.3%
Professional Services	91,772	91,288	9.4%	25,834	26,340	5.8%
Software	140,238	132,080	13.5%	135,060	135,310	29.9%
Specialty Retail	36,190	36,179	3.7%	—	—	—
Trading Companies and Distributors	31,721	31,626	3.2%	—	—	—
Total	$988,295	$976,102	100.0%	$450,797	$452,442	100.0%

The geographic composition of investments at fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
United States	95.3%	96.2%
Canada	4.7%	3.8%
Total	100.0%	100.0%

5. Fair Value Measurements

The following tables summarize the Company’s investments and cash equivalents categorized within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$773,356	$773,356
Second Lien debt investments	—	—	80,150	80,150
Unsecured and Subordinated debt investments	—	—	64,155	64,155
Preferred equity investments	—	—	58,441	58,441
Total Investments at fair value before Cash Equivalents	—	—	976,102	976,102
Money Market Fund	13,245	—	—	13,245
Total Cash Equivalents	13,245	—	—	13,245
Total Investments at fair value after Cash Equivalents	$13,245	$—	$976,102	$989,347

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien debt investments	$—	$—	$309,054	$309,054
Second Lien debt investments	—	—	88,220	88,220
Unsecured and Subordinated debt investments	—	—	—	—
Preferred equity investments	—	—	55,168	55,168
Total Investments at fair value before Cash Equivalents	—	—	452,442	452,442
Money Market Fund	138,828	—	—	138,828
Total Cash Equivalents	138,828	—	—	138,828
Total Investments at fair value after Cash Equivalents	$138,828	$—	$452,442	$591,270

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended
	September 30, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$509,228	$78,220	$62,260	$57,531	$707,239
Purchases and originations of investments	286,576	—	—	—	286,576
Paid-in-kind interest income	158	—	1,863	—	2,021
Paid-in-kind dividend income	—	—	—	1,634	1,634
Proceeds from sale of investments and principal repayments	(24,677)	—	—	—	(24,677)
Net change in unrealized gains (losses) on investments	1,756	1,884	8	(724)	2,924
Net realized gains (losses) on investments	(83)	—	—	—	(83)
Net amortization of discount on investments	398	46	24	—	468
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$773,356	$80,150	$64,155	$58,441	$976,102
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at September 30, 2026	$1,336	$1,884	$8	$(724)	$2,504

	For the Nine Months Ended
	September 30, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$309,054	$88,220	$—	$55,168	$452,442
Purchases and originations of investments	494,569	—	73,500	—	568,069
Paid-in-kind interest income	468	—	5,667	—	6,135
Paid-in-kind dividend income	—	—	—	4,773	4,773
Proceeds from sale of investments and principal repayments	(27,465)	—	(15,110)	—	(42,575)
Net change in unrealized gains (losses) on investments	(4,052)	(8,253)	(33)	(1,500)	(13,838)
Net realized gains (losses) on investments	(83)	—	(1)	—	(84)
Net amortization of discount on investments	865	183	132	—	1,180
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$773,356	$80,150	$64,155	$58,441	$976,102
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at September 30, 2026	$(3,699)	$(8,253)	$(33)	$(1,500)	$(13,485)

	For the Three Months Ended
	September 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$94,085	$39,520	$—	$—	$133,605
Purchases and originations of investments	137,187	48,250	—	—	185,437
Paid-in-kind interest income	54	—	—	—	54
Paid-in-kind dividend income	—	—	—	—	—
Proceeds from sale of investments and principal repayments	(1,513)	—	—	—	(1,513)
Net change in unrealized gains (losses) on investments	582	640	—	—	1,222
Net realized gains (losses) on investments	—	—	—	—	—
Net amortization of discount on investments	58	30	—	—	88
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$230,453	$88,440	$—	$—	$318,893
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at September 30, 2025	$582	$640	$—	$—	$1,222

	For the Nine Months Ended
	September 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Unsecured and Subordinated Debt Investments	Preferred Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases and originations of investments	231,476	87,650	—	—	319,126
Paid-in-kind interest income	54	—	—	—	54
Paid-in-kind dividend income	—	—	—	—	—
Proceeds from sale of investments and principal repayments	(1,513)	—	—	—	(1,513)
Net change in unrealized gains (losses) on investments	311	743	—	—	1,054
Net realized gains (losses) on investments	—	—	—	—	—
Net amortization of discount on investments	125	47	—	—	172
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$230,453	$88,440	$—	$—	$318,893
Net change in unrealized gains (losses) on non-controlled, non-affiliated investments still held at September 30, 2025	$311	$743	$—	$—	$1,054

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer(s) occurs. During the three and nine months ended September 30, 2026 and September 30, 2025, no investments were transferred into or out of Level 3.

The following tables present the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value for the Level 3 investments.

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$592,402	Income approach	Discount rate	9.1% - 11.5% (10.3%)	Decrease
First Lien debt investments	180,954	Recent Transaction	Transaction Price	98.3% - 99.5% (98.7%)	Increase
Second Lien debt investments	80,150	Income approach	Discount rate	11.6% - 15.6% (13.7%)	Decrease
Unsecured and Subordinated debt investments	64,155	Income approach	Discount rate	12.6% - 12.6% (12.6%)	Decrease
Preferred equity investments	58,441	Income approach	Discount rate	12.5% - 12.5% (12.5%)	Decrease
Total	$976,102

(1)
The weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase to Input
First Lien debt investments	$259,231	Income approach	Discount rate	8.3% - 9.4% (8.8%)	Decrease
First Lien debt investments	49,823	Recent Transaction	Transaction Price	99.0% - 99.5% (99.3%)	Increase
Second Lien debt investments	88,220	Income approach	Discount rate	9.5% - 10.5% (10.1%)	Decrease
Preferred equity investments	55,168	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Total	$452,442

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s Credit Facilities (as defined below) approximates its fair value, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2026 and December 31, 2025.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61(a) of the 1940 Act, the Company obtained Board of Directors’ approval to borrow amounts such that its asset coverage is at least 150%, rather than 200%. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 176.44% and 167.82%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock, will constitute a “senior security” for purposes of the 150% asset coverage test.

The Company’s outstanding debt obligations as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$95,769	$95,769	$154,231
ABL Credit Facility	600,000	467,000	467,000	133,000
Total Debt	$850,000	$562,769	$562,769	$287,231

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

Pursuant to Section 2.15 of the Revolving Credit Agreement (“Section 2.15”), an increase was effective on June 27, 2025 for the revolving credit facility (the “Credit Facility” and, such increase, the “First Committed Accordion Exercise”). The Credit Facility and ABL Credit Facility (as defined below) are referred to collectively as the “Credit Facilities.” Pursuant to the First Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $150.0 million to $215.0 million. Pursuant to Section 2.15, an increase was effective on September 8, 2025 for the Credit Facility (the “Second Committed Accordion Exercise”). Pursuant to the Second Committed Accordion Exercise, the aggregate Credit Facility commitments pursuant to the Revolving Credit Agreement increased from $215.0 million to $250.0 million (the “Maximum Principal Amount”), of which $50.0 million is available for standby letters of credit. As of September 30, 2026, the Company had no outstanding letters of credit issued through the Credit Facility. The Maximum Principal Amount is subject to availability under the borrowing base, which is based on unfunded capital commitments by eligible investors, and the reserve, if any, for borrowings denominated in non-U.S. dollars. Subject to compliance with the terms and conditions of the Revolving Credit Agreement, the Company may request an increase of the maximum principal amount of the Credit Facility up to $1 billion, which request is subject to the discretionary consent of the administrative agent and to the commitment to provide such increase by U.S. Bank or any other new or existing lenders.

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

On January 30, 2026, the Company entered into a third amendment to its Revolving Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (i) extends the Stated Maturity Date from January 15, 2027 to January 14, 2028, (ii) provides that 80% of the aggregate unfunded capital commitments of certain investors will be included in calculations of the borrowing base under the Revolving Credit Agreement once at such times the Company has called and received at least 40% of the aggregate capital commitments of all investors, (iii) reduced the Applicable Margin (as defined therein) (A) in the case of RFR Loans, from 2.30% to 1.85%, (B) in the case of Eurocurrency Rate Loans, from 2.30% to 1.85%, (C) in the case of Reference Rate Loans, from 1.30% to 0.85% (each such loan as defined therein) and (D) in the case of Letter of Credit (as defined therein) fees, from 2.30% to 1.85%, (iv) reduced the unused commitment fee to 0.25% per annum on the unused portion of the lenders’ commitments when such unused portion is greater than fifty percent (50%) of the Credit Facility’s maximum commitment and (v) amends certain investor concentration limits, and waived the applicability of certain investor concentration limits until June 30, 2026.

As of September 30, 2026, borrowings under the Credit Facility bear interest, at a rate per annum equal to (i) in the case of loans denominated in U.S. dollars (USD), at the Company’s option (a) the daily simple SOFR plus 1.85%, (b) the Adjusted Term SOFR for the applicable interest period plus 1.85% or (c) 0.85% plus the greatest of (1) U.S. Bank’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily simple SOFR plus 1.00%; (ii) in the case of loans denominated in Euros, Yen, Australian dollars or other alternative currencies (other than sterling, Canadian dollars or Swiss francs), the Eurocurrency Rate for the applicable interest period plus 1.85%; (iii) in the case of loans denominated in sterling, SONIA plus 1.85%; (iv) in the case of loans denominated in Swiss francs, SARON plus 1.85%; or (v) in the case of loans denominated in Canadian dollars, at the Company’s option (a) the adjusted CORRA plus 1.85% or (b) the adjusted Term CORRA for the applicable interest period plus 1.85%. Term SOFR Loans are subject to a credit spread adjustment ranging from 0.00% to 0.25% and CORRA loans are subject to a credit spread adjustment of 0.15%, subject to certain conditions. As of September 30, 2026, the Company had outstanding debt denominated in Euro (EUR) of 6.4 million and Canadian dollars (CAD) of 63.5 million on its Credit Facility included in outstanding principal in the table above. As of September 30, 2026, USD borrowings under the Credit Facility bore interest at the daily simple SOFR plus 1.85%, EUR borrowings under the Credit Facility bore interest at the Eurocurrency Rate for the applicable interest period plus 1.85%, and CAD borrowings under the Credit Facility bore interest at the adjusted Term CORRA for the applicable interest period plus 1.85%. The Company also will pay to U.S. Bank an unused commitment fee, payable quarterly in arrears, equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility on the basis of actual days elapsed in a year consisting of 360 days. As of September 30, 2026, the unused commitment fee was equal to 0.25% per annum on the unused portion of the lenders’ commitments under the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information.

As of September 30, 2026, the Credit Facility will mature upon the earliest of (i) January 14, 2028 (the “Stated Maturity Date”), (ii) the date upon which the administrative agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default, (iii) forty-five (45) days prior to the termination of the organizational documents of the Company, (iv) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Credit Facility is terminated, and (v) the date the Company terminates the commitments pursuant to the Credit Facility. At the Company’s option, the Stated Maturity Date may be extended for one term up to 364 days, subject to the satisfaction of customary conditions. The Company’s obligations under the Revolving Credit Agreement are secured by the Company’s rights, titles, interests and privileges in and to the capital commitments of the Company’s investors, including the Company’s right to make capital calls, receive and enforce capital contributions, exercise any remedies and claims related thereto together with all proceeds and related rights of any and all of the foregoing and a pledge of the collateral account into which the capital call proceeds are deposited. The Revolving Credit Agreement contains customary representations and warranties and covenants and events of default (with customary notice and cure provisions). Borrowings under the Revolving Credit Agreement are subject to the asset coverage requirements contained in the 1940 Act.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Credit Facility.

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

As of September 30, 2026 and December 31, 2025, the Company had no outstanding Repurchase Obligations.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management Agreement among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, swingline lender and arranger, and U.S. Bank Trust Company, National Association, as collateral custodian (as amended, supplemented or otherwise modified from time to time, the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. On February 4, 2026, the commitments under the facility automatically increased to an amount equal to $400.0 million. Borrowings under the ABL Credit Facility bore interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is SOFR based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. As of September 30, 2026, the unused commitment fee was equal to 0.50% per annum on the unused portion of the lenders’ commitments under the ABL Credit Facility. Deferred financing costs related to the ABL Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Refer to Note 2 for additional information. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Borrower as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower have each made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

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

On September 2, 2026, the Company entered into the second amendment to the Ally Loan Agreement (the “Ally Loan Second Amendment”). The Ally Loan Second Amendment amends the ABL Credit Facility to, among other things: (i) increase the facility amount by $200.0 million to $600.0 million, (ii) increase the swingline commitment to $60.0 million, (iii) modify the excess concentration amount limitations as further detailed in the Ally Loan Agreement and (iv) increase the applicable spread on advances bearing interest at the Benchmark (as defined in the Ally Loan Agreement) to 1.83% (or 3.83% in the event of an Event of Default (as defined in the Ally Loan Agreement)) and on advances bearing interest at the Base Rate (as defined in the Ally Loan Agreement) to 0.83% (or 2.83% in the event of an Event of Default).

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the ABL Credit Facility.

For the three and nine months ended September 30, 2026 and September 30, 2025, the components of interest expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$6,569	$2,384	$16,313	$3,426
Commitment fees	219	64	716	226
Amortization of deferred financing costs	500	271	1,442	662
Total Interest Expense	$7,288	$2,719	$18,471	$4,314
Average debt outstanding(1)	$488,189	$141,220	$410,751	$73,760
Weighted average interest rate(1)(2)	5.3%	6.6%	5.2%	6.6%

(1)
For the nine months ended September 30, 2025, average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Credit Facility on January 21, 2025.
(2)
The weighted average interest rate is calculated as the sum of outstanding principal balances multiplied by their respective interest rates, divided by total outstanding principal.

The following tables present the changes in deferred financing costs on our revolving Credit Facilities as of and for the nine months ended September 30, 2026 and as of and for the year ended December 31, 2025:

	For the Nine Months Ended
	September 30, 2026
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$1,331	$4,063	$5,394
Deferred financing costs incurred during the period	753	1,731	2,484
Amortization of deferred financing costs	(778)	(664)	(1,442)
Deferred financing costs, end of period	$1,306	$5,130	$6,436

	For the Year Ended
	December 31, 2025
	Credit Facility	ABL Credit Facility	Total
Deferred financing costs, beginning of period	$578	$—	$578
Deferred financing costs incurred during the period	1,711	4,191	5,902
Amortization of deferred financing costs	(958)	(128)	(1,086)
Deferred financing costs, end of period	$1,331	$4,063	$5,394

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	September 30, 2026	December 31, 2025
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$3,889	$12,493
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	4,545
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	1,591
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	2,500
AGS Health BCP LLC	First Lien Revolver	8/2032	909	909
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)	First Lien Delayed Draw Term Loan	1/2028	2,500	—
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)	First Lien Revolver	1/2033	4,791	—
Blue River PetCare, LLC	First Lien Delayed Draw Term Loan	2/2028	25,384	—
Blue River PetCare, LLC	First Lien Revolver	8/2029	4,616	—
Club Car Wash Operating, LLC	First Lien Delayed Draw Term Loan	9/2028	4,490	—
Club Car Wash Operating, LLC	First Lien Revolver	12/2031	797	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	3,908	5,833
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	2,917
Express Wash Concepts, LLC	First Lien Delayed Draw Term Loan	9/2028	6,285	—
Express Wash Concepts, LLC	First Lien Revolver	9/2032	1,466	—
Fetch, Inc.	First Lien Delayed Draw Term Loan	10/2028	10,000	—
Fetch, Inc.	First Lien Revolver	3/2033	6,000	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	1,617
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	7,500	10,417
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	—	4,634
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	2,421	4,211
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	3,579	5,474
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	11,119	13,497
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	2,212	3,770
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	1,676	1,676
Majco LLC (dba Big Brand Tire & Service)	First Lien Delayed Draw Term Loan	9/2027	5,416	—
Mindbody, Inc. (dba Playlist)	First Lien Revolver	3/2033	4,444	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	15,250
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	700
OIS Management Services, LLC (dba Paradigm Oral Health)	First Lien Delayed Draw Term Loan	7/2028	4,048	—
OIS Management Services, LLC (dba Paradigm Oral Health)	First Lien Revolver	11/2030	2,732	—
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	1,888	10,624
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	3/2028	10,969	—
Radwell Parent, LLC	First Lien Revolver	4/2030	2,017	—
Switzerland BidCo LLC (dba WillowWood)	First Lien Delayed Draw Term Loan	7/2028	4,592	—
Switzerland BidCo LLC (dba WillowWood)	First Lien Revolver	7/2032	4,592	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	715	1,786
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	3,573
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	—	1,372
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	4,255
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	7,568	10,811
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Revolver	1/2032	1,297	3,243
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	—	8,768
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	7/2028	9,000	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	1,000
Total Unfunded Commitments			$200,768	$137,466

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2026 and December 31, 2025, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Advisor has agreed to advance payment of certain of the Company’s expenses incurred, a portion of which was subject to conditional reimbursement. The Company did not consider any previous unreimbursed expense payments subject to conditional reimbursement to be probable and estimable as described in ASC Topic 450 “Contingencies”. As of September 30, 2026, the Company recognized a liability for all remaining unreimbursed expense payments as all contingencies were met. Refer to Note 3 for additional information.

8. Net Assets

Capital Commitments

From time to time, the Company will enter into Subscription Agreements with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,014,163 and $729,030, respectively ($588,591 and $492,157 remaining undrawn, respectively), of which $269,845 and $269,745, respectively ($156,600 and $182,090 remaining undrawn, respectively), are from affiliates of the Advisor.

Common Stock

The Company has the authority to issue up to 5,000,000,000 shares of Common Stock. The Company issues and sells Common Stock from time to time in reliance upon Section 4(a)(2) of the 1933 Act, which provides an exemption from the registration requirements of the 1933 Act.

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 20, 2026	2,400,794	$58,699
July 24, 2026	3,705,229	90,000
September 17, 2026	1,633,987	40,000
Total	7,740,010	$188,699

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

As of September 30, 2026, the Company has issued an aggregate of 17,213,165 shares of Common Stock for aggregate proceeds of $425,572 pursuant to such drawdowns of Capital Commitments.

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

There were no Preferred Stock issuances during the nine months ended September 30, 2026 and September 30, 2025.

Distributions and Distribution Reinvestment Plan

The following table summarizes the Company’s regular and special distributions declared to Common Stockholders for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 4, 2026	March 6, 2026	March 12, 2026	$0.20	$1,908
May 5, 2026	May 13, 2026	May 20, 2026	0.23	2,772
August 5, 2026	August 7, 2026	August 14, 2026	0.37	5,869
Total Distributions			$0.80	$10,549

During the three and nine months ended September 30, 2026, $5,869 and $10,549, respectively, of Common Stock distributions were declared and distributed by the Company. During the nine months ended September 30, 2026, the Company also distributed $1,937 to Common Stockholders for a special distribution declared on December 24, 2025. The distributions declared during the three and nine months ended September 30, 2026 were derived from net investment income, determined on a tax basis. During the three and nine months ended September 30, 2025, no Common Stock distributions had been declared or paid by the Company.

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

Pursuant to our distribution reinvestment plan, the following table summarizes the shares of Common Stock issued and the value of such shares, as of the payment date, to Common Stockholders who have not opted out of the Company’s DRIP for the nine months ended September 30, 2026:

Payment Date	DRIP Shares of Common Stock Issued	DRIP Value
January 15, 2026	43,059	$1,086
March 12, 2026	42,093	1,063
May 20, 2026	73,487	1,792
August 14, 2026	162,388	3,944
Total	321,027	$7,885

For the three and nine months ended September 30, 2026, $46 and $139, respectively, of Preferred Dividends were earned. For the three months ended September 30, 2026, no Preferred Dividends were declared or paid by the Company. For the nine months ended September 30, 2026, the Company declared, accrued and paid Preferred Dividends of $93. For the three and nine months ended September 30, 2025, $46 and $139, respectively, of Preferred Dividends were earned. For the three months ended September 30, 2025, no Preferred Dividends were declared or paid by the Company. For nine months ended September 30, 2025, the Company declared, accrued and paid Preferred Dividends of $93. The Company records an obligation for Preferred Dividends once declared. Income available to holders of Common Stock was adjusted for these dividends for purposes of presenting earnings (losses) per share.

The following table summarizes the Company’s dividends declared and paid to Preferred Stockholders for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 11, 2026	June 15, 2026	June 30, 2026	$180	$93
Total Dividends			$180	$93

The following table summarizes the Company’s dividends declared and paid to Preferred Stockholders for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 11, 2025	June 15, 2025	June 30, 2025	$180	$93
Total Dividends			$180	$93

9. Earnings (Losses) Per Share

The following table sets forth the computation of basic and diluted earnings (losses) per share of Common Stock for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
Earnings (losses) per share of Common Stock—basic and diluted	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stock	$11,821	$2,298	$5,529	$2,102
Weighted average shares of Common Stock outstanding (basic and diluted)	15,170,371	5,075,252	12,370,549	3,145,024
Earnings (losses) per share of Common Stock (basic and diluted)	$0.78	$0.45	$0.45	$0.67

10. Financial Highlights

The following are the financial highlights per share of Common Stock outstanding during the nine months ended September 30, 2026 and September 30, 2025:

	For the Nine Months Ended
($ in thousands, except share, per share amounts, and percentages)	September 30, 2026	September 30, 2025
Per Share Data:
Net asset value per share of Common Stock, beginning of period	$25.24	$24.82
Net investment income (loss)(1)	1.44	0.38
Net realized and unrealized gains (losses)(1)	(0.98)	0.33
Total increase (decrease) in net assets resulting from investment operations	0.46	0.71
Distributions of net investment income to Preferred Stockholders(1)	(0.01)	(0.03)
Common Stock distributions declared from net investment income(7)	(0.80)	—
Net increase (decrease) in net assets relating to capital share transactions(5)	(0.32)	(0.27)
Total increase (decrease) in net assets applicable to holders of Common Stock	(0.67)	0.41
Net asset value per share of Common Stock, end of period	$24.57	$25.23
Total return based on net asset value(2)	0.57%	1.65%
Ratios / Supplemental Data:
Ratio of net investment income (loss) to average net assets applicable to Common Stock(3)(6)	8.06%	2.59%
Ratio of total expenses to average net assets applicable to Common Stock, gross(3)(6)	12.58%	13.21%
Ratio of total expenses to average net assets applicable to Common Stock, net of waivers(3)(6)	13.84%	11.05%
Portfolio turnover rate(4)	6.10%	0.00%
Net assets, end of period	$432,915	$200,539
Shares of Common Stock outstanding, end of period	17,559,679	7,887,741
Weighted average shares of Common Stock outstanding	12,370,549	3,145,024
Total capital commitments, end of period	$1,014,163	$640,456
Ratio of total contributed capital to total committed capital, end of period	41.96%	30.74%
Asset coverage ratio	176.44%	164.64%

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
(3)
Amounts are annualized except for organizational and offering costs, expense support amounts relating to organizational and offering costs, capital gains incentive fee, and reimbursement of expense support. The ratio of total expenses to average net assets applicable to Common Stock, gross excludes the effect of expenses waived by the Advisor, expense support, and reimbursement of expense support which represented (1.26%) and 2.16%, respectively, of average net assets for the nine months ended September 30, 2026 and September 30, 2025.
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

11. Subsequent Events

The Company’s management evaluated subsequent events through the date on which the consolidated financial statements were issued. Except as noted below or already disclosed, there have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2026.

Distributions

On November 3, 2026, the Board of Directors of the Company authorized a cash distribution of $0.50 per share of the Company’s Common Stock, which the Company declared on November 4, 2026. The distribution is payable on November 17, 2026, to the holders of record of the Company’s Common Stock as of the close of business on November 10, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Investment Operations

As of November 4, 2026, the Company’s investment portfolio totaled $1,273.7 million across 32 portfolio companies, comprised of loan commitments of $1,212.6 million in aggregate principal amount, of which $990.6 million was funded and $222.0 million was unfunded, and a preferred equity investment of $61.1 million.

Recent Transactions

On November 3, 2026, the Company closed a first lien credit facility for Heartland Home Services, Inc. (“Heartland Home Services”) backing a refinancing of existing debt with loan commitments of $73 million in aggregate principal amount. Heartland Home Services is a provider of residential HVAC, plumbing, electrical services, and indoor air quality services.

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

The Company employs leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, the Company is required to have an asset coverage ratio of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowings and issuing senior securities (including debt and preferred stock). Under the 1940 Act, any preferred stock we issue, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test. Any such leverage would be expected to increase the total capital available for investment by the Company.

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

For the three and nine months ended September 30, 2026, there were no expenses placed under the Expense Support Agreement subject to conditional reimbursement by the Company. As of September 30, 2026, the Company recognized a liability for all remaining unreimbursed ESA Expense Payments as all contingencies were met.

For the three months ended September 30, 2025, amortization of deferred offering costs of $403 are subject to conditional reimbursement by the Company under the Expense Support Agreement. For the nine months ended September 30, 2025, administrative service expenses of $824, professional fees of $1,045, directors’ fees of $176, other general and administrative expenses of $414, and amortization of deferred offering costs of $1,193 are subject to conditional reimbursement by the Company under the Expense Support Agreement.

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

For the three and nine months ended September 30, 2026, there were no expenses under the Expense Limitation Agreement.

Expense Waivers

For the three and nine months ended September 30, 2026, no expenses have been waived by the Advisor. For the three and nine months ended September 30, 2025, $0 and $762, respectively, of administrative service expenses have been waived by the Advisor, and will not be subject to reimbursement by the Company. The Advisor’s waiver of these expenses was a voluntary election by the Advisor and the Advisor is not obligated to waive any expenses of the Company in future periods.

Leverage

The Company employs leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, and as approved by the Board of Directors and the Company’s initial stockholder, the Company is required to have an asset coverage of at least 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowing and issuing senior securities (including debt and preferred stock). Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Portfolio and Investment Activity

The Company commenced investment operations in January 2025.

The total fair value of the Company’s investment portfolio was $976,102 as of September 30, 2026 consisting of 31 portfolio companies. As of September 30, 2026, the Company’s investment portfolio based on fair value consisted of 79.2% first lien debt investments, 8.2% second lien debt investments, 6.6% of unsecured and subordinated debt investments, and 6.0% preferred equity investments.

The Company’s investment activity for the three and nine months ended September 30, 2026 and September 30, 2025 is presented below (the information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended
Investments:	September 30, 2026	September 30, 2025
New investment commitments:(1)
Purchases and originations	$306,312	$239,572
Less: Sell downs	(21,396)	—
Total new investment commitments	$284,916	$239,572
Principal amount of investments funded:
First Lien debt investments	$290,938	$138,648
Second Lien debt investments	—	50,000
Unsecured and Subordinated debt investments	1,863	—
Preferred equity investments	1,634	—
Total principal amount of investments funded	$294,435	$188,648
Principal amount of investments sold or repaid:
First Lien debt investments	$(24,676)	$(1,513)
Unsecured and Subordinated debt investments	—	—
Total principal amount of investments sold or repaid	$(24,676)	$(1,513)
Number of new portfolio companies with new commitments	6	9
Number of exited portfolio company commitments	1	—

(1)
New investment commitments include funded and unfunded commitments to fund revolving loans and delayed draw loans.

	For the Nine Months Ended
Investments:	September 30, 2026	September 30, 2025
New investment commitments:(1)
Purchases and originations	$635,671	$468,072
Less: Sell downs	(21,396)	—
Total new investment commitments	$614,275	$468,072
Principal amount of investments funded:
First Lien debt investments	$501,438	$234,291
Second Lien debt investments	—	90,000
Unsecured and Subordinated debt investments	80,667	—
Preferred equity investments	4,773	—
Total principal amount of investments funded	$586,878	$324,291
Principal amount of investments sold or repaid:
First Lien debt investments	$(27,463)	$(1,513)
Unsecured and Subordinated debt investments	(15,403)	—
Total principal amount of investments sold or repaid	$(42,866)	$(1,513)
Number of new portfolio companies with new commitments	13	16
Number of exited portfolio company commitments	1	—

(1) New investment commitments include funded and unfunded commitments to fund revolving loans and delayed draw loans.

The following table presents certain selected financial information regarding our investment portfolio as of September 30, 2026 and December 31, 2025 (excluding investments in money market funds, if any):

	September 30, 2026	December 31, 2025
Number of portfolio companies	31	19
Percentage of income-producing investments bearing a floating rate(1)	87.5%	87.8%
Percentage of income-producing investments bearing a fixed rate(1)	12.5%	12.2%
Weighted average yield on income-producing investments, at amortized cost(2)	9.5%	9.3%

(1)
Percentage based on fair value.
(2)
The weighted average yield includes the interest rates and amortization of discounts for each income-producing investment and is weighted by its amortized cost relative to the aggregate amortized cost of all income-producing investments.

As of September 30, 2026 and December 31, 2025, the Company’s investments consisted of the following:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien debt investments	$776,211	$773,356	$307,857	$309,054
Second Lien debt investments	87,929	80,150	87,746	88,220
Unsecured and Subordinated debt investments	64,188	64,155	—	—
Preferred equity investments	59,967	58,441	55,194	55,168
Total Investments	$988,295	$976,102	$450,797	$452,442

As of September 30, 2026 and December 31, 2025, no investments in the portfolio were on non-accrual status.

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

The Advisor rates the investments in our portfolio each quarter and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments with a rating of 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds) on the 1 to 4 investment performance rating system at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$—	—
2	976,102	100%	452,442	100%
3	—	—	—	—
4	—	—	—	—
Total	$976,102	100%	$452,442	100%

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and September 30, 2025, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total Investment Income	$20,656	$6,766	$51,462	$10,740
Net Expenses	11,452	5,624	33,556	9,533
Net Investment Income (Loss) Before Income Taxes	9,204	1,142	17,906	1,207
Income taxes, including excise taxes	38	—	99	—
Net Investment Income (Loss)	9,166	1,142	17,807	1,207
Net Change in Unrealized Gains (Losses)	2,710	1,146	(12,219)	978
Net Realized Gains (Losses)	(9)	56	80	56
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,867	$2,344	$5,668	$2,241

Investment Income

Investment income for the three and nine months ended September 30, 2026 and September 30, 2025, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$16,436	$6,317	$39,068	$9,957
Paid-in-kind interest income	2,024	116	6,294	116
Dividend income	135	65	240	214
Paid-in-kind dividend income	1,634	—	4,773	—
Other income	427	268	1,087	453
Total Investment Income	$20,656	$6,766	$51,462	$10,740

Interest income, which includes amortization of discounts and premiums, increased from $6,317 for the three months ended September 30, 2025 to $16,436 for the three months ended September 30, 2026. The increase in interest income was primarily the result of growth in our investment portfolio. PIK interest income increased from $116 for the three months ended September 30, 2025 to $2,024 for the three months ended September 30, 2026, primarily due to investments with PIK provisions originated after the prior year period. For the three months ended September 30, 2025 and September 30, 2026, 1.7% and 9.8%, respectively, of our total investment income was comprised of PIK interest income. Dividend income increased from $65 for the three months ended September 30, 2025 to $135 for the three months ended September 30, 2026 and was primarily due to a higher average balance invested in a money market fund for the three months ended September 30, 2026. PIK dividend income increased from $0 for the three months ended September 30, 2025 to $1,634 for the three months ended September 30, 2026, driven by a preferred equity investment structured with PIK provisions originated after the prior year period. For the three months ended September 30, 2026, 7.9% of our total investment income was comprised of PIK dividend income. Other income increased from $268 for the three months ended September 30, 2025 to $427 for the three months ended September 30, 2026, primarily due to unfunded commitment fees.

Interest income, which includes amortization of discounts and premiums, increased from $9,957 for the nine months ended September 30, 2025 to $39,068 for the nine months ended September 30, 2026. The increase in interest income was primarily the result of growth in our investment portfolio. PIK interest income increased from $116 for the nine months ended September 30, 2025 to $6,294 for the nine months ended September 30, 2026, primarily due to investments with PIK provisions originated after the prior year period. For the nine months ended September 30, 2025 and September 30, 2026, 1.1% and 12.2%, respectively, of our total investment income was comprised of PIK interest income. Dividend income increased from $214 for the nine months ended September 30, 2025 to $240 for the nine months ended September 30, 2026 and was primarily due to a higher average balance invested in a money market fund for the nine months ended September 30, 2026. PIK dividend income increased from $0 for the nine months ended September 30, 2025 to $4,773 for the nine months ended September 30, 2026, driven by a preferred equity investment structured with PIK provisions originated after the prior year period. For the nine months ended September 30, 2026, 9.3% of our total investment income was comprised of PIK dividend income. Other income increased from $453 for the nine months ended September 30, 2025 to $1,087 for the nine months ended September 30, 2026, primarily due to unfunded commitment fees.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$7,288	$2,719	$18,471	$4,314
Administrative service expenses	567	628	1,808	2,214
Professional fees	499	407	1,955	1,452
Amortization of deferred offering costs	193	429	511	1,269
Other general and administrative expenses	402	271	1,162	685
Directors’ fees	86	87	264	263
Management fees	1,276	344	3,157	530
Incentive fees on net investment income	1,035	—	2,405	—
Incentive fees on net capital gains	—	—	(126)	—
Total Expenses	$11,346	$4,885	$29,607	$10,727
Less: Expenses waived by Advisor	—	—	—	(762)
Less: Expense Support	—	(403)	—	(3,652)
Reimbursement of expense support	106	1,142	3,949	3,220
Net Expenses	$11,452	$5,624	$33,556	$9,533

Interest Expense

Interest expense increased from $2,719 for the three months ended September 30, 2025 to $7,288 for the three months ended September 30, 2026. The increase in interest expense was due to an increase in average debt outstanding from $141,220 for the three months ended September 30, 2025 to $488,189 for the three months ended September 30, 2026, resulting from the Company’s use of multiple Credit Facilities to fund increased investment activity.

Interest expense increased from $4,314 for the nine months ended September 30, 2025 to $18,471 for the nine months ended September 30, 2026. The increase in interest expense was due to an increase in average debt outstanding from $73,760 for the nine months ended September 30, 2025 to $410,751 for the nine months ended September 30, 2026, resulting from the Company’s use of multiple Credit Facilities to fund increased investment activity.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead, technology and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Refer to Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. Administrative service expenses decreased from $628 for the three months ended September 30, 2025 to $567 for the three months ended September 30, 2026.

Administrative service expenses decreased from $2,214 for the nine months ended September 30, 2025 to $1,808 for the nine months ended September 30, 2026.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $407 for the three months ended September 30, 2025 to $499 for the three months ended September 30, 2026, primarily as a result of higher valuation fees.

Professional fees increased from $1,452 for the nine months ended September 30, 2025 to $1,955 for the nine months ended September 30, 2026, primarily as a result of higher legal and valuation fees.

Amortization of Deferred Offering Costs

Costs associated with the offering of shares of Common Stock and Preferred Stock are capitalized as deferred offering costs and included on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. For the three and nine months ended September 30, 2026, the Company incurred offering costs of $24 and $401, respectively. For the three and nine months ended September 30, 2025, the Company incurred offering costs of $17 and $168, respectively.

Amortization of deferred offering costs decreased from $429 for the three months ended September 30, 2025 to $193 for the three months ended September 30, 2026, primarily due to higher capitalized costs related to the commencement of operations that were fully amortized in the prior year period. Amortization of deferred offering costs decreased from $1,269 for the nine months ended September 30, 2025 to $511 for the nine months ended September 30, 2026, primarily due to higher capitalized costs related to the commencement of operations that were fully amortized in the prior year period.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other costs. Other general and administrative expenses increased from $271 for the three months ended September 30, 2025 to $402 for the three months ended September 30, 2026, primarily as a result of sub-administrator and investment research costs.

Other general and administrative expenses increased from $685 for the nine months ended September 30, 2025 to $1,162 for the nine months ended September 30, 2026, primarily as a result of sub-administrator and investment research costs.

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

The Management Fee for any partial quarter is appropriately prorated (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). See Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. Management Fees increased from $344 for the three months ended September 30, 2025 to $1,276 for the three months ended September 30, 2026 due to an increase in average assets from growth in our investment portfolio.

Management Fees increased from $530 for the nine months ended September 30, 2025 to $3,157 for the nine months ended September 30, 2026 due to an increase in average assets from growth in our investment portfolio.

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

For the three and nine months ended September 30, 2026, Investment Income Incentive Fees were $1,035 and $2,405, respectively. For the three and nine months ended September 30, 2025, the Company did not incur any Investment Income Incentive Fees.

For the three months ended September 30, 2026, the Company did not accrue any Capital Gains Incentive Fee as cumulative realized and unrealized losses since commencement were in excess of realized and unrealized gains during the period. For the nine months ended September 30, 2026, $(126) of Capital Gains Incentive Fees were accrued, representing a reversal of previously accrued amounts. As of September 30, 2026, there were no Capital Gains Incentive Fees contractually payable to the Advisor. For the three and nine months ended September 30, 2025, the Company did not accrue any Capital Gains Incentive Fee.

Reimbursement of Expense Support

We may owe the Advisor an ESA Reimbursement Payment, subject to certain conditions, in accordance with the Expense Support Agreement. For the three and nine months ended September 30, 2026, the Company recognized $106 and $3,949, respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters under the Expense Support Agreement, which represents all previously unreimbursed amounts.

For the three and nine months ended September 30, 2025, the Company recognized $1,142 and $3,220, respectively, of ESA Reimbursement Payment obligations related to ESA Expense Payments made by the Advisor in previous quarters under the Expense Support Agreement.

Expense Limitation Agreement

For the three and nine months ended September 30, 2026, there were no expenses paid or committed to be paid by the Advisor under the Expense Limitation Agreement.

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

For the three and nine months ended September 30, 2026, we accrued $38 and $99, respectively, of U.S. federal excise tax.

For the three and nine months ended September 30, 2025, we did not accrue U.S. federal excise tax.

Net Unrealized and Realized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three months ended September 30, 2026, the net change in unrealized gains (losses) on investments was $2,924, of which $215 was attributable to changes in foreign exchange rates on investments and the remainder largely attributed to the tightening in credit spreads during the period. For the nine months ended September 30, 2026, the net change in unrealized gains (losses) on investments was $(13,838), of which $(1,719) was attributable to changes in foreign exchange rates on investments and the remainder was primarily driven by a widening in credit spreads relative to the origination date. For the three months ended September 30, 2025, the net change in unrealized gains (losses) on investments was $1,222 largely attributed to the tightening in credit spreads. For the nine months ended September 30, 2025, the net change in unrealized gains (losses) on investments was $1,054 largely attributed to the tightening in credit spreads.

For the three and nine months ended September 30, 2026, we had net unrealized gains (losses) of $(214) and $1,619, respectively, on foreign currency transactions primarily as a result of translating our foreign currency borrowings and fluctuations in the EUR and CAD exchange rates. For the three and nine months ended September 30, 2025,we had net unrealized gains (losses) of $(76) and $(76), respectively, on foreign currency transactions, primarily as a result of translating our foreign currency borrowings and fluctuations in the EUR exchange rate.

For the three and nine months ended September 30, 2026, there were net realized gains (losses) on investments of $(83) and $(84), respectively. Realized losses for the three months ended September 30, 2026 resulted from the repayment of a foreign denominated investment. Realized losses for the nine months ended September 30, 2026 resulted from the repayment of a foreign denominated investment and the partial sale of an investment.

For the three and nine months ended September 30, 2025, there were no net realized gains (losses) on investments.

For the three and nine months ended September 30, 2026, we had net realized gains (losses) of $74 and $164, respectively, on foreign currency transactions, primarily resulting from changes in exchange rates between the dates of borrowing and funding related foreign denominated investments, as well as between the date the foreign denominated investment was repaid and the date the related debt obligations were paid down. For the three and nine months ended September 30, 2025, we had net realized gains (losses) of $56 and $56, respectively, on foreign currency transactions, as a result of entering into a EUR denominated investment.

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

As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratios were 176.44% and 167.82%, respectively. We carefully consider our unfunded commitments for the purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Our primary uses of cash are (i) investments in portfolio companies, (ii) payments of the Company’s expenses, (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the Company’s Stockholders.

We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet our needs for our daily operations for at least the next twelve months. As of September 30, 2026, we had approximately $287,231 of availability on our Credit Facilities, subject to asset coverage and borrowing base limitations, and $588,591 in undrawn Capital Commitments.

As of September 30, 2026, we had $17,303 in cash and cash equivalents and restricted cash and cash equivalents, a decrease of $121,727 from December 31, 2025. Restricted cash represents principal and interest collections received that are held at ABL SPV-A, the use of which is restricted based on the terms of the Ally Loan Agreement (as defined below). During the nine months ended September 30, 2026, cash used in operating activities was $516,535, primarily attributable to funding portfolio investments of $568,069. Cash provided by financing activities was $394,828 during the period, primarily due to borrowings on the Credit Facilities of $861,110, and proceeds from the issuance of Common Stock of $188,699, which were partially offset by Credit Facility paydowns of $648,313, payment of deferred financing costs of $1,973, and Common Stockholder distributions paid in cash of $4,602.

As of September 30, 2025, we had $189,195 in cash and cash equivalents, an increase of $156,915 from December 31, 2024. During the nine months ended September 30, 2025, cash used in operating activities was $313,486, primarily attributable to funding portfolio investments of $319,126. Cash provided by financing activities was $470,401 during the period, primarily due to borrowings on the Credit Facility of $582,834, Repurchase Obligation proceeds of $80,000 and proceeds from the issuance of Common Stock of $166,000, which were partially offset by Credit Facility paydowns of $356,600, and payment of deferred financing costs of $1,740.

Net Assets

The following table summarizes the total shares of Common Stock issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026:

Common Stock Issuance Date	Shares of Common Stock Issued	Aggregate Proceeds
March 20, 2026	2,400,794	$58,699
July 24, 2026	3,705,229	90,000
September 17, 2026	1,633,987	40,000
Total	7,740,010	$188,699

During the nine months ended September 30, 2026, the Company issued 321,027 shares of Common Stock to Common Stockholders who have not opted out of our distribution reinvestment plan, with a value of $7,885.

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

As of September 30, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,014,163 and $729,030, respectively ($588,591 and $492,157 remaining undrawn, respectively), of which $269,845 and $269,745, respectively ($156,600 and $182,090 remaining undrawn, respectively), are from affiliates of the Advisor.

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

There were no Preferred Stock issuances during the nine months ended September 30, 2026 and September 30, 2025.

Distributions

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. During the three and nine months ended September 30, 2026, $5,869, or $0.37 per share, and $10,549, or $0.80 per share, respectively, of Common Stock distributions were declared and distributed by the Company. During the nine months ended September 30, 2026, the Company also distributed $1,937 to Common Stockholders for a special distribution declared on December 24, 2025. During the three and nine months ended September 30, 2025, no Common Stock distributions had been declared or paid by the Company. For the three and nine months ended September 30, 2026, $46 and $139, respectively, of Preferred Dividends were earned. For the three months ended September 30, 2026, no Preferred Dividends were declared or paid by the Company. For the nine months ended September 30, 2026, the Company declared, accrued and paid Preferred Dividends of $93 or $180 per share. For the three and nine months ended September 30, 2025, $46 and $139, respectively, of Preferred Dividends were earned. For the three months ended September 30, 2025, no Preferred Dividends were declared or paid by the Company. For the nine months ended September 30, 2025, the Company declared, accrued and paid Preferred Dividends of $93, or $180 per share.

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

Borrowings

The following tables show the Company’s outstanding debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Carrying Value	Amount Available(1)
Credit Facility	$250,000	$95,769	$95,769	$154,231
ABL Credit Facility	600,000	467,000	467,000	133,000
Total Debt	$850,000	$562,769	$562,769	$287,231

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

On January 30, 2026, the Company entered into a third amendment to its Revolving Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (i) extends the Stated Maturity Date from January 15, 2027 to January 14, 2028, (ii) provides that 80% of the aggregate unfunded capital commitments of certain investors will be included in calculations of the borrowing base under the Revolving Credit Agreement once at such times the Company has called and received at least 40% of the aggregate capital commitments of all investors, (iii) reduced the Applicable Margin (as defined therein) (A) in the case of RFR Loans, from 2.30% to 1.85%, (B) in the case of Eurocurrency Rate Loans, from 2.30% to 1.85%, (C) in the case of Reference Rate Loans, from 1.30% to 0.85% (each such loan as defined therein) and (D) in the case of Letter of Credit (as defined therein) fees, from 2.30% to 1.85%, (iv) reduced the unused commitment fee to 0.25% per annum on the unused portion of the lenders’ commitments when such unused portion is greater than fifty percent (50%) of the Credit Facility’s maximum commitment and (v) amends certain investor concentration limits, and waived the applicability of certain investor concentration limits until June 30, 2026.

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

As of September 30, 2026, the Company was in compliance with the terms of the Credit Facility.

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

As of September 30, 2026, the Company had no outstanding Repurchase Obligations.

Ally ABL Credit Facility

On November 6, 2025, the Company, as transferor, entered into the Loan, Security and Collateral Management Agreement among the Advisor, as collateral manager (in such capacity, the “Collateral Manager”), ABL SPV-A, as borrower (in such capacity, the “Borrower”), the lenders party thereto, Ally Bank, as administrative agent, swingline lender and arranger, and U.S. Bank Trust Company, National Association, as collateral custodian (as amended, supplemented or otherwise modified from time to time, the “Ally Loan Agreement”). The Ally Loan Agreement provides for a revolving credit facility (the “ABL Credit Facility”) under which the lenders agreed to extend credit to the Borrower in a total amount of up to $300.0 million the proceeds of which may be used, among other things, to acquire eligible loans and to make distributions to the Company. The Collateral Manager will act as collateral manager of the Borrower and manage the Collateral. On February 4, 2026, the commitments under the facility automatically increased to an amount equal to $400.0 million. Borrowings under the ABL Credit Facility bore interest at a rate per annum equal to a benchmark rate, plus 1.75% per annum. The benchmark rate is SOFR based on, at the Borrower’s option, daily SOFR, 1 month term SOFR and 3 month term SOFR. Unused commitments under the ABL Credit Facility are subject to a non-usage fee ranging from 0.50% to 0.75% per annum depending on usage levels. The lenders’ commitments to make advances under the ABL Credit Facility will expire on November 6, 2028 and the scheduled final maturity date of the ABL Credit Facility is November 6, 2030. In connection with the Ally Loan Agreement, the Company, as seller, and the Borrower, as buyer, entered into a sale and contribution agreement pursuant to which the Company will transfer to the Borrower certain originated or acquired loans and related assets from time to time. The Company also pledged its equity interests in the Borrower as collateral. The ABL Credit Facility is secured by all of the assets of the Borrower and the Company’s equity interests in the Borrower. The Company and the Borrower have each made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Ally Loan Agreement includes usual and customary events of default for facilities of this nature.

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

On September 2, 2026, the Company entered into the second amendment to the Ally Loan Agreement (the “Ally Loan Second Amendment”). The Ally Loan Second Amendment amends the ABL Credit Facility to, among other things: (i) increase the facility amount by $200.0 million to $600.0 million (ii) increase the swingline commitment to $60.0 million (iii) modify the excess concentration amount limitations as further detailed in the Ally Loan Agreement and (iv) increase the applicable spread on advances bearing interest at the Benchmark (as defined in the Ally Loan Agreement) to 1.83% (or 3.83% in the event of an Event of Default (as defined in the Ally Loan Agreement)) and on advances bearing interest at the Base Rate (as defined in the Ally Loan Agreement) to 0.83% (or 2.83% in the event of an Event of Default).

As of September 30, 2026, the Company was in compliance with the terms of the ABL Credit Facility.

Contractual Obligations

The following table is a summary of contractual principal payment obligations under our Credit Facility and ABL Credit Facility as of September 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$95,769	$—	$95,769	$—	$—
ABL Credit Facility	467,000	—	—	467,000	—
Total Contractual Obligations	$562,769	$—	$95,769	$467,000	$—

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments in the form of revolver or delayed draw term loan commitments, which require the Company to provide funding during a specified commitment period when requested by portfolio companies in accordance with underlying loan agreements.

As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments:

			Unfunded Commitment Balance
Investment	Commitment Type	Commitment Expiration Date	September 30, 2026	December 31, 2025
AAH Topco., LLC (dba Alliance Animal Health)	First Lien Delayed Draw Term Loan	3/2027	$3,889	$12,493
AGS Health BCP Holdings, Inc.	First Lien Delayed Draw Term Loan	8/2027	4,545	4,545
AGS Health BCP Holdings, Inc.	First Lien Revolver	8/2032	1,591	1,591
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2027	2,500	2,500
AGS Health BCP LLC	First Lien Revolver	8/2032	909	909
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)	First Lien Delayed Draw Term Loan	1/2028	2,500	—
Aryeh Bidco Investment Ltd. & Aryeh U.S. Holdings Inc. (dba Dentalcorp)	First Lien Revolver	1/2033	4,791	—
Blue River PetCare, LLC	First Lien Delayed Draw Term Loan	2/2028	25,384	—
Blue River PetCare, LLC	First Lien Revolver	8/2029	4,616	—
Club Car Wash Operating, LLC	First Lien Delayed Draw Term Loan	9/2028	4,490	—
Club Car Wash Operating, LLC	First Lien Revolver	12/2031	797	—
Endor Purchaser, Inc. (dba CompTIA)	First Lien Delayed Draw Term Loan	1/2028	3,908	5,833
Endor Purchaser, Inc. (dba CompTIA)	First Lien Revolver	1/2032	2,917	2,917
Express Wash Concepts, LLC	First Lien Delayed Draw Term Loan	9/2028	6,285	—
Express Wash Concepts, LLC	First Lien Revolver	9/2032	1,466	—
Fetch, Inc.	First Lien Delayed Draw Term Loan	10/2028	10,000	—
Fetch, Inc.	First Lien Revolver	3/2033	6,000	—
Flexera Software LLC	First Lien Revolver	8/2032	1,617	1,617
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	2/2027	7,500	10,417
FYi Eye Care Services and Products Inc. & FYi USA Inc.	First Lien Delayed Draw Term Loan	11/2027	—	4,634
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Delayed Draw Term Loan	8/2027	2,421	4,211
Glow Intermediate Holdings II, LLC (dba Gallo Mechanical)	First Lien Revolver	8/2032	3,579	5,474
High Street Buyer, Inc. (dba Highstreet Insurance)	First Lien Delayed Draw Term Loan	7/2027	11,119	13,497
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Delayed Draw Term Loan	2/2028	2,212	3,770
Koala Investment Holdings, Inc. (dba Keystone Agency)	First Lien Revolver	8/2032	1,676	1,676
Majco LLC (dba Big Brand Tire & Service)	First Lien Delayed Draw Term Loan	9/2027	5,416	—
Mindbody, Inc. (dba Playlist)	First Lien Revolver	3/2033	4,444	—
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	10/2027	15,250	15,250
Navex Global Holdings Corporation	First Lien Revolver	10/2031	700	700
OIS Management Services, LLC (dba Paradigm Oral Health)	First Lien Delayed Draw Term Loan	7/2028	4,048	—
OIS Management Services, LLC (dba Paradigm Oral Health)	First Lien Revolver	11/2030	2,732	—
Premier Care Dental Management, LLC (dba Dental365)	First Lien Delayed Draw Term Loan	7/2027	1,888	10,624
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	3/2028	10,969	—
Radwell Parent, LLC	First Lien Revolver	4/2030	2,017	—
Switzerland BidCo LLC (dba WillowWood)	First Lien Delayed Draw Term Loan	7/2028	4,592	—
Switzerland BidCo LLC (dba WillowWood)	First Lien Revolver	7/2032	4,592	—
Titan BW Borrower L.P. (dba Triumph)	First Lien Delayed Draw Term Loan	7/2027	715	1,786
Titan BW Borrower L.P. (dba Triumph)	First Lien Revolver	7/2032	3,573	3,573
Vacation Rental Brands, LLC (dba Awayday)	First Lien Delayed Draw Term Loan	5/2027	—	1,372
Vacation Rental Brands, LLC (dba Awayday)	First Lien Revolver	5/2031	4,255	4,255
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Delayed Draw Term Loan	1/2027	7,568	10,811
Vamos Bidco, Inc. (dba Vermont Information Processing)	First Lien Revolver	1/2032	1,297	3,243
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/2026	—	8,768
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	7/2028	9,000	—
World Insurance Associates, LLC	First Lien Revolver	4/2030	1,000	1,000
Total Unfunded Commitments			$200,768	$137,466

As of September 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

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

Recent Developments

Distributions

On November 3, 2026, the Board of Directors of the Company authorized a cash distribution of $0.50 per share of the Company’s Common Stock, which the Company declared on November 4, 2026. The distribution is payable on November 17, 2026, to the holders of record of the Company’s Common Stock as of the close of business on November 10, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Investment Operations

As of November 4, 2026, the Company’s investment portfolio totaled $1,273.7 million across 32 portfolio companies, comprised of loan commitments of $1,212.6 million in aggregate principal amount, of which $990.6 million was funded and $222.0 million was unfunded, and a preferred equity investment of $61.1 million.

Recent Transactions

On November 3, 2026, the Company closed a first lien credit facility for Heartland Home Services, Inc. (“Heartland Home Services”) backing a refinancing of existing debt with loan commitments of $73 million in aggregate principal amount. Heartland Home Services is a provider of residential HVAC, plumbing, electrical services, and indoor air quality services.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates may lead to higher interest rates applicable to any variable rate investments and to declines in the value of any fixed rate investments. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.

As of September 30, 2026, 93.0% of our debt investments based on fair value (excluding unfunded debt investments) were at floating rates, with 95.1% of these investments subject to interest rate floors. The Credit Facility and ABL Credit Facility also bear interest at a floating rate.

The following table shows the effect over a twelve-month period of hypothetical base rate changes in interest rates on our interest income, interest expense and net investment income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, money market fund balance and yield, and our financing arrangements in effect as of September 30, 2026 (considering interest rate floors for floating rate instruments):

Basis Point Change in Interest Rates ($ in thousands)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$26,601	$16,883	$9,718
Up 250 basis points	22,167	14,069	8,098
Up 200 basis points	17,734	11,255	6,479
Up 150 basis points	13,300	8,442	4,858
Up 100 basis points	8,867	5,628	3,239
Up 50 basis points	4,433	2,814	1,619
Down 50 basis points	(4,433)	(2,814)	(1,619)
Down 100 basis points	(8,867)	(5,628)	(3,239)
Down 150 basis points	(13,300)	(8,442)	(4,858)
Down 200 basis points	(17,585)	(11,255)	(6,330)
Down 250 basis points	(21,756)	(13,970)	(7,786)
Down 300 basis points	(25,766)	(16,525)	(9,241)

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2026 and during the three and nine months then ended, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as, but not limited to, futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in the benefits of changes in interest rates or exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies. We may borrow in local foreign currencies under the Credit Facilities to finance such investments. As of September 30, 2026, under the Credit Facility, we had U.S. dollar borrowings of $43.9 million at an interest rate of 5.72%, borrowings denominated in Euro of 6.4 million ($7.3 million in U.S. dollars) at an interest rate of 4.33% and borrowings denominated in Canadian dollars of 63.5 million ($44.6 million in U.S. dollars) at a weighted average interest rate of 4.28%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Dividend

On November 3, 2026, the Board of Directors of the Company authorized a cash distribution of $0.50 per share of the Company’s Common Stock, which the Company declared on November 4, 2026. The distribution is payable on November 17, 2026, to the holders of record of the Company’s Common Stock as of the close of business on November 10, 2026. Distributions will be paid in cash or reinvested in shares of Common Stock for Common Stockholders participating in the Company’s distribution reinvestment plan.

Rule 10b5-1 Trading Plans

During the three and nine months ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K. The Company has adopted an insider trading policy governing the purchase, sale and disposition of the Company’s securities by directors and executive officers of the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated June 18, 2024, as amended on June 23, 2026 (1)
3.2	Articles Supplementary to the Charter of 5C Lending Partners Corp. (2)
3.3	Amended and Restated Bylaws (3)
10.1

Second Amendment to Loan, Security, and Collateral Management Agreement, dated September 2, 2026, by and among 5C Lending Partners Corp., as transferor, 5CLP BDC I ABL SPV-A LLC, as borrower, Ally Bank, as administrative agent, swingline lender and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and the lenders from time to time party thereto (4)

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

(1)
Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed on August 5, 2026 and incorporated by reference herein.
(2)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on September 27, 2024 and incorporated by reference herein.
(3)
Previously filed as an exhibit to the Registrant’s registration statement on Form 10 (File No. 000-56665) filed on July 1, 2024, and incorporated by reference herein.
(4)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on September 8, 2026 and incorporated by reference herein.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5C LENDING PARTNERS CORP.

Date: November 4, 2026	/s/ Thomas Connolly
	Name:	Thomas Connolly
	Title:	Co-President

Date: November 4, 2026	/s/ Michael Koester
	Name:	Michael Koester
	Title:	Co-President

Date: November 4, 2026	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer, Treasurer and Secretary